Form 10-Q
period 2008-06-30
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2008-08-13
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-52489

CHINA VITUP HEALTH CARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-0552679
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

108-1 Nashan Road Zhongshan District Dalian, P.R.C.
(Address of principal executive offices)
86-411-8265-3668
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [   ] Yes   [ X ] No

As of June 30, 2008 the Issuer had 15,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of China Vitup Health Care Holdings, Inc. (the "Company" or the “Registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10/A Registration Statement filed with the Securities and Exchange Commission (“SEC”) on  July 23, 2008.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$214,770	$651,598
Accounts receivable, trade	197,003	209,180
Inventories	1,237	4,113
Prepayments, deposits and other receivables	825,866	473,083
Total current assets	1,238,876	1,337,974

Non-current assets:
Plant and equipment, net	1,362,730	1,377,120

TOTAL ASSETS	$2,601,606	$2,715,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$300,573	$225,547
Deferred revenue	9,491	5,572
Amounts due to directors	34,011	387,069
Income tax payable	31,009	52,655
Accrued liabilities and other payables	127,841	95,747
Total current liabilities	502,925	766,590

Long-term liabilities:
Note payable, related party	970,756	970,756

TOTAL LIABILITIES	1,473,681	1,737,346

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no share issued and outstanding
Common stock, $0.0001 par value, 500,000,000 shares authorized, 15,000,000 and 15,000,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007	1,500	1,500
Additional paid-in capital	167,481	167,481
Accumulated other comprehensive income	291,907	152,515
Statutory reserve	179,820	179,820
Equity of VIE	(97,012)	(97,012)
Retained earnings	584,229	573,444

Total stockholders’ equity	1,127,925	$977,748
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,601,606	$2,715,094

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

OPERATING REVENUES	$581,102	$454,796	$882,972	$739,071

COST OF REVENUE	209,515	161,215	389,614	321,248

GROSS PROFIT	371,587	293,581	493,358	417,823

OPERATING EXPENSES:
Depreciation	114,708	76,422	223,812	142,353
Stock based compensation	-	-	-	48,981
Rental expense – related party	12,888	11,910	25,012	22,605
General and administrative	102,806	163,016	212,335	240,476
Total operating expenses	230,402	251,348	461,159	454,415

INCOME (LOSS) FROM OPERATIONS	141,185	42,233	32,199	(36,592)

OTHER INCOME (EXPENSE):
Interest income	435	621	875	1,038
Other expense	-	(4,360)	-	(4,844)
Total other income (expense)	435	(3,739)	875	(3,806)

INCOME (LOSS) BEFORE INCOME TAXES	141,620	38,494	33,074	(40,398)

Income tax expense	(15,386)	(14,654)	(22,289)	(23,025)

NET INCOME (LOSS)	$126,234	$23,840	$10,785	$(63,423)

Other comprehensive income:
- Foreign currency translation gain	47,730	33,890	139,392	41,548

COMPREHENSIVE INCOME (LOSS)	$173,964	$57,730	$150,177	$(21,875)

Income (loss) per share – basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted average shares outstanding during the period – basic and diluted	15,000,000	15,000,000	15,000,000	14,995,102

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$10,785	$(63,423)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	223,812	142,353
Stock-based compensation to a director, non-cash	-	48,981
Imputed interest expense	-	4,844
Changes in operating assets and liabilities:
Accounts receivable, trade	24,910	(63,600)
Inventories	3,050	2,031
Prepayments, deposits and other receivables	171,472	(891,102)
Accounts payable	100,954	296,122
Deferred revenue	3,459	(16,076)
Amounts due to directors	(363,706)	493,985
Income tax payable	(24,323)	(20,605)
Accrued liabilities and other payables	25,195	11,314

Net cash provided by (used in) operating activities	175,608	(55,176)

Cash flows from investing activities:
Prepayments to vendors for plant and equipment	(526,819)	-
Purchase of plant and equipment	(123,729)	(1,049,654)

Net cash used in investing activities	(650,548)	(1,049,654)

Cash flows from financing activities:
Loan from a stockholder	-	680,270

Net cash provided by financing activities	-	680,270

Effect of exchange rate charge on cash and cash equivalents	38,112	41,548
NET CHANGE IN CASH AND CASH EQUIVALENTS	(436,828)	(383,012)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	651,598	531,468

CASH AND CASH EQUIVALENTS, END OF PERIOD	$214,770	$148,456

SUPPLEMENTAL DISLCOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$39,207	$45,022
Cash paid for interest expense	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Equity of VIE	Retained earnings	Total stockholder’s equity
	No. of share	Amount	No. of share	Amount
As of January 1, 2008	-	$-	15,000,000	$1,500	$167,481	$152,515	$179,820	$(97,012)	$573,444	$977,748

Foreign currency translation adjustment	-	-	-	-	-	139,392	-	-	-	139,392

Net income for the period	-	-	-	-	-	-	-	-	10,785	10,785

As of June 30, 2008	-	$-	15,000,000	$1,500	$167,481	$291,907	$179,820	$(97,012)	$584,229	$1,127,925

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10/A filed on July 23, 2008.

NOTE－2

ORGANIZATION AND BUSINESS BACKGROUND

China Vitup Health Care Holdings, Inc. (“CVPH”) was incorporated under the laws of Canada on February 24, 2003. CVPH was originally organized as Second Bavarian Mining Consulting Services, Inc. On August 10, 2004, CVPH changed its domicile to the State of Wyoming, United States of America and changed its name to Tubac Holdings, Inc. (“Tubac”). On September 15, 2006, Tubac formed a wholly-owned subsidiary in Nevada called China Vitup Health Care Holdings, Inc. On October 2, 2006, through the completion of a merger with is wholly-owned subsidiary, CVPH, Tubac changed its domicile to the State of Nevada and changed its name to China Vitup Health Care Holdings, Inc. As a result of the merger, each share of Tubac was exchanged for one share of CVPH; Tubac ceased to exist as a separate entity and CVPH continued as the surviving company.

On November 15, 2006, CVPH completed a stock exchange transaction (the “Exchange”) with the shareholders of China Vitup Healthcare Holdings, Inc. (“China Vitup BVI”), whereby 13,460,202 shares of CVPH’s common stock was issued to the shareholders of China Vitup BVI in exchange for 100% of the common stock of China Vitup BVI. The Exchange resulted in the previous controlling shareholders of China Vitup BVI becoming the controlling shareholders of CVPH.

The Exchange has been accounted for as a reverse acquisition and recapitalization of the CVPH whereby China Vitup BVI is deemed to be the accounting acquirer (legal acquiree) and CVPH to be the accounting acquiree (legal acquirer). CVPH is deemed to be a continuation of the business of China Vitup BVI. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of China Vitup BVI have been presented for the comparative prior period.

During 2007, CVPH, through its subsidiaries and variable interest entities (“VIEs”), engages in the provision of health management service and Chinese medical service in the People’s Republic of China (the “PRC”).

The Company has the following wholly-owned subsidiaries:

●

China Vitup BVI was incorporated in the British Virgin Islands (“BVI”) as a BVI business company on June 29, 2006 with an authorized capital of 50,000 shares of common stock at no par value per share, for the purpose of holding 100% equity interest in Dalian Vitup Management Holdings Co., Ltd (“Dalian Vitup Management”).

●

Dalian Vitup Management was organized as a wholly-foreign owned enterprise in Dalian City, Liaoning Province, the People’s Republic of China (the “PRC”) on August 30, 2006 with a registered and paid-up capital of $125,000 (equivalent to Renminbi Yuan (“RMB”) 1,000,000). Its principal activity is the provision of healthcare consulting.

The Company has the following significant VIEs in the PRC:

●

Dalian Vitup Healthcare Management Co., Ltd. (“Dalian Vitup Healthcare”) was registered as a limited liability company in Dalian City, Liaoning Province, the PRC on March 4, 2004 with a registered and paid-up capital of $970,756 (equivalent to RMB 8,000,000). The equity interest of Dalian Vitup Healthcare was owned by Mr. Wang Shubin and Ms. Gu Feng, the major shareholders of CVPH. Its principal activity is to operate a health center in Dalian City, Liaoning Province, the PRC.

●

Dalian Zhongshan Vitup Clinic (“Dalian Vitup Clinic”) was registered as a sole-proprietorship in Dalian City, Liaoning Province, the PRC on January 10, 2006 with a registered and paid-up capital of $12,134 (equivalent to RMB 100,000). The equity interest of Dalian Vitup Clinic was wholly-owned by Mr. Wang Shubin, a major shareholder of CVPH. Its principal business is engaged in the provision of Chinese medical consultation services in the PRC.

CVPH, China Vitup BVI, Dalian Vitup Management, Dalian Vitup Healthcare and Dalian Vitup Clinic are hereinafter referred to as (the “Company”).

NOTE－3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●

Principles of consolidation

The consolidated financial statements include the accounts of the Company, China Vitup BVI, Dalian Vitup Management and VIEs for which the Company is the primary beneficiary and the operating results of the VIEs was included in the consolidated statement of operations effective from September 1, 2006, the date when the Company, through Vitup Management, entered into a set of exclusive agreements with the VIEs. Details of the contractual arrangement with the VIEs were disclosed in Note 4 below.

All significant inter-company balances and transactions within the Company have been eliminated on consolidation.

●

Variable interest entities

The Company has adopted FASB Interpretation No. 46R Consolidation of Variable Interest Entities, FIN 46R, an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company has the following significant domestic Variable Interest Entities, or VIEs:

•

Dalian Vitup Healthcare, a PRC company controlled through Dalian Vitup Management by contracts and operates a health center in the PRC.  It is owned by Mr. Wang Shubin and Ms. Gu Feng, the major shareholders of CVPH.

•

Dalian Vitup Clinic, a PRC company controlled by Dalian Vitup Healthcare by contract and is engaged in the provision of Chinese medical consultation services in the PRC. It is 100% owned by Mr. Wang Shubin, one of the major shareholder and the director of CVPH.

The capital investment in these VIEs is funded by the Company and registered as interest-free loans to the PRC owners. As of June 30, 2008, the total amount of interest-free loans to the owners of the VIEs listed above was $970,756. Under various contractual agreements, the owners of the VIEs are required to transfer their ownership in these entities to the Company’s subsidiaries in the PRC when permitted by PRC laws and regulations or at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to the Company. The Company has the power to appoint all directors and senior management personnel of the VIEs. Through the wholly-owned subsidiaries in the PRC, the Company has also entered into exclusive consulting services.

As a result of these contractual arrangements effective from September 1, 2006, the operating results of the VIEs were included in the consolidated statement of operations of the Company thereon. The operating results of the VIEs for the period from their inceptions to August 31, 2006, before the effective date of becoming VIEs are recorded as “Equity from VIE” in the consolidated balance sheets.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2008, the Company did not record an allowance for doubtful accounts, nor have there been any write-offs since inception.

●

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (“FIFO”) method for all inventories. Inventories mainly consist of the Chinese herb medicine purchased from third parties.

●

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Leasehold improvements	5 years	Nil
Medical equipments	5 years	5%
Motor vehicles	10 years	5%
Furniture, fixtures and equipments	5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●

Impairment of long-lived assets

In accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2008.

●

Revenue recognition

The Company recognizes its revenues, as the related services are rendered to the customer and are net of allowances and discounts, its related business taxes and value added taxes. In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

Revenues from healthcare consultation and medical consultation services are recognized in the period that services are rendered. Revenue received in advance for future service is recorded as deferred revenue. Revenues from the sales of Chinese herbal medicine are recognized upon delivery of the related products.

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. As of June 30, 2008, the Company determined no reserve for these potential adjustments.

●

Cost of revenues

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges, direct overhead and business tax. The Company is subject to business tax which is levied at 5% on the invoiced value of services.

The business tax charged for the six months ended June 30, 2008 and 2007 was $49,479 and $25,966 respectively.

Cost of revenue is exclusive of depreciation of $65,591 and $129,132 for the three and six months ended June 30, 2008; and $39,512 and $66,360 for the three and six months ended June 30, 2007.

●

Deferred revenue

Deferred revenue consists primarily of payments received in advance from customers.

●

Income tax

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the condensed consolidated financial statements. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the period ended June 30, 2008.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

●

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying condensed consolidated statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●

Net income per share

The Company calculates net income per share in accordance with SFAS No.128, “Earnings per Share”. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of June 30, 2008.

●

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States dollar (“US$”). The Company's major subsidiaries in the PRC maintained their books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	2008	2007

Months end RMB:US$ exchange rate	6.8718	7.7697
Average monthly RMB:US$ exchange rate	7.0726	7.8635

●

Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two reportable operating segments: Health Management Service and Chinese Medical Service.

●

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●

Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, prepayments, deposits and other receivables, accounts payable, deferred revenue, amounts due to directors, income tax payable, accrued liabilities and other payables and note payable.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

NOTE－4

VARIABLE INTEREST ENTITIES

The Company, through its subsidiaries and VIEs, operates a health center and provides healthcare consultation services in the PRC.

On September 1, 2006, the Company, through Dalian Vitup Management, entered into certain exclusive agreements with Dalian Vitup Healthcare and its owners. Pursuant to these agreements, Dalian Vitup Management provides exclusive technical consulting and other general business operation services to Dalian Vitup Healthcare in return of a consulting services fee which is equal to substantially all of Dalian Vitup Healthcare’s net income. Through these contractual arrangements, Dalian Vitup Management has the ability to substantially influence Dalian Vitup Healthcare’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, Dalian Vitup Management should be considered the primary beneficiary of Dalian Vitup Healthcare.

On April 1, 2006, Dalian Vitup Healthcare entered into similar set of exclusive agreements with Dalian Vitup Clinic to enable Dalian Vitup Healthcare to provide traditional Chinese medical consultation services to its customers. Dalian Vitup Clinic is also considered a VIE to Dalian Vitup Healthcare.

Effective from September 1, 2006, the operating results of Dalian Vitup Healthcare and Dalian Vitup Clinic were included in the consolidated statement of operations.

NOTE－5

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of the followings:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Prepayments	$736,773	$167,145
Deposits	72,571	140,842
Advances to employees	-	133,224
Other receivables	16,522	31,872
	$825,866	$473,083

The prepayments represented payments to vendors for the purchase of plant and equipment. The balances will be subsequently settled upon the delivery of plant and equipment within the next 12 months.

NOTE－6

PLANT AND EQUIPMENT, NET

Plant and equipment, net, consist of the following:

June 30, 2008	December 31, 2007

	(Unaudited)	(Audited)

Leasehold improvements	$419,895	$419,895
Medical equipments	1,312,229	1,272,822
Motor vehicles	273,686	273,686
Furniture, fixtures and equipment	368,534	280,596
Foreign translation difference	241,421	90,972
	2,615,765	2,337,971
Less: accumulated depreciation	(1,134,813)	(911,001)
Less: foreign translation difference	(118,222)	(49,850)
Net book value	$1,362,730	$1,377,120

Depreciation expense for the three and six months ended June 30, 2008 was $114,708 and $223,812. Depreciation expense for the three and six months ended June 30, 2007 was $76,422 and $142,353.

All the plant and equipment were attributed from the VIEs and Dalian Vitup Management and measured at historical basis.

NOTE－7

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the followings:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Accrued expenses	$62,067	$83,866
Welfare payable	13,195	4,270
Other payables	52,579	7,611
	$127,841	$95,747

NOTE－8

INCOME TAXES

For the period ended June 30, 2008 and 2007, the local (“the United States”) and foreign components of income (loss) before income taxes were comprised of the following:

	Six months ended June 30,
	2008	2007
Tax jurisdictions:
- Local	$-	$-
- Foreign	33,074	(40,398)
Income (loss) before income taxes	$33,074	$(40,398)

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2008	2007
Current:
- Local	$-	$-

- Foreign	22,289	23,025

Deferred:
- Local	-	-
- Foreign	-	-
Provision for income taxes	$22,289	$23,025

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries and VIEs that operate in various countries: U.S., British Virgin Island and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

CVPH is subject to taxes in the United States of America and has generated an operating loss for the six months ended June 30, 2008 and 2007.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

The PRC

All the Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the PRC. Effective from January 1, 2008, the Corporate Income Tax Law of the PRC (the “New CIT Law”) is followed. Under the New CIT Law, Dalian Vitup Management, as a foreign investment enterprise continues to enjoy the unexpired tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. Dalian Vitup Healthcare is domestic company which is entitled to the tax rate reduction from 33% to 25%. Dalian Vitup Clinic is subject to applicable tax rate ranged from 5% to 35% as a sole-proprietorship.

Dalian Vitup Management and Dalian Vitup Clinic are exempted from the PRC Corporate Income Tax due to cumulative operating loss for the six months ended June 30, 2008 and 2007.

Dalian Vitup Healthcare was granted a tax exemption under the tax law of the “Law of the Administration of Tax Collection”, “Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises” and “Implementation of the Provisional Regulation of the PRC on Corporate Income Tax” whereas CIT is calculated at a statutory rate of 25% based on 10% of net revenue generated from the provision of health management services. Dalian Vitup Healthcare generated its net revenue from its operation and has recorded income tax expense of $22,289 and $23,025 for the six months ended June 30, 2008 and 2007.

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2008 and 2007 is as follows:

	Six months ended June 30,
	2008	2007

Income (loss) before income taxes from PRC operation	$32,859	$(40,366)
Statutory income tax rate	25%	33%

Income tax expense at statutory tax rate	8,215	(13,321)
Effect of difference in tax bases	14,074	36,346
Income tax expense	$22,289	$23,025

The Company adopted the provisions of FIN 48 on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the tax positions taken, or expected to be taken, on a tax return. The Company files tax returns in the various tax jurisdictions in which its subsidiaries operate in the PRC. The United States tax returns of its tax years 2006 to 2007 remain open to examination by IRS. The PRC 2007 tax returns have been filed and cleared.

NOTE－9

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Health Management Service and Chinese Medical Service. The Company, through subsidiaries and VIEs, operates these segments in the PRC. Other than cash and cash equivalents of approximately $2,600 maintained in Hong Kong as of June 30, 2008, all the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and six months ended June 30, 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$40,482	$21,976	$-	$62,458
- Service revenue	507,724	10,920	-	518,644
	548,206	32,896	-	581,102
Cost of revenue	(193,390)	(16,125)	-	(209,515)
Gross profit	354,816	16,771	-	371,587
Depreciation	76,902	-	37,806	114,708
Net income (loss)	149,223	6,211	(29,200)	126,234
Expenditure for long-lived assets	$45,975	$-	$156	$46,131

	Six months ended June 30, 2008
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$101,800	$46,152	$-	$147,952
- Service revenue	722,561	12,459	-	735,020
	824,361	58,611	-	882,972
Cost of revenue	(354,430)	(35,184)	-	(389,614)
Gross profit	469,931	23,427	-	493,358
Depreciation	149,304	-	74,508	223,812
Net income (loss)	71,739	5,680	(66,634)	10,785
Expenditure for long-lived assets	$124,939	$-	$2,406	$127,345

	Three months ended June 30, 2007
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$182,621	$12,838	$-	$195,459
- Service revenue	257,967	1,370	-	259,337
	440,588	14,208	-	$454,796
Cost of revenue	(151,670)	(9,545)	-	(161,215)
Gross profit	288,918	4,663	-	293,581
Depreciation	57,506	-	18,916	76,422
Net income (loss)	76,075	(3,718)	(48,517)	23,840
Expenditure for long-lived assets	$50,223	$-	$879,054	$929,277

	Six months ended June 30, 2007
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$181,936	$21,834	$-	$203,770
- Service revenue	532,376	2,925	-	535,301
	714,312	24,759	-	739,071
Cost of revenue	(304,949)	(16,299)	-	(321,248)
Gross profit	409,363	8,460	-	417,823
Depreciation	120,223	-	22,130	142,353
Net income (loss)	47,541	(8,896)	(102,068)	(63,423)
Expenditure for long-lived assets	$57,851	$-	$991,803	$1,049,654

NOTE－10

CONCENTRATIONS AND RISKS

(a)

Major customers and vendors

For the three and six months ended June 30, 2008 and 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC and there are no customers and vendors who account for 10% or more of revenues and purchases.

(b)

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(c)

Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE－11

COMMITMENT AND CONTINGENCIES

(a)

Operating leases

The Company leases healthcare centers in Dalian City, the PRC under non-cancelable operating leases. Costs incurred for the healthcare center and office premise in Dalian City, the PRC under operating leases are recorded as rent expense of $25,012 and $22,605 for the six months ended June 30, 2008 and 2007.

As of June 30, 2008, future minimum rent payments due under a non-cancelable operating lease are as follows:

Period ending June 30:
2009	$51,486
2010	51,486
2011	51,486
2012	51,486
Thereafter	391,769
Total:	$597,713

(b)

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $64,250 of biochemical reagent in a term of 4 years from 2008 through 2011.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, WHICH ARE NOT STATEMENTS OF HISTORICAL FACT, ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS,” WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE.  FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE.  WORDS SUCH AS “PLANS,” “INTENDS,”  “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS,” AND THE LIKE, OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT.  SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS.  NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES, OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.  ALTHOUGH WE BASE THESE FORWARD-LOOKING STATEMENTS ON OUR EXPECTATIONS, ASSUMPTIONS, AND PROJECTIONS ABOUT FUTURE EVENTS, ACTUAL EVENTS AND RESULTS MAY DIFFER MATERIALLY, AND OUR EXPECTATIONS, ASSUMPTIONS, AND PROJECTIONS MAY PROVE TO BE INACCURATE. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF, AND WE EXPRESSLY DISCLAIM ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FILING.

Overview

China Vitup Health Care Holdings, Inc., a Nevada corporation (the “Company” or the “Registrant”), is a holding company which, through its wholly-owned subsidiaries and operating affiliates, is engaged in the business of providing healthcare services to customers in China.  Presently, the Registrant has an affiliate relationship with a single medical clinic which is a 24,200 square foot facility located in Dalian, China, through which it offers integrated healthcare services designed specifically to fit the needs of the Chinese population.  At the clinic in Dalian, the Registrant’s operating affiliate both monitors the health of its patients through regularly scheduled check-ups, and works to diagnose its patients’ different ailments and establish appropriate treatment procedures for such ailments.  Since the facility in Dalian is primarily a preventative care facility patients who require medical treatment which is more than preventative in nature are referred to hospitals and other health facilities.

Our operating affiliate offers integrated health management services designed specifically for the PRC population through its preventative care medical facility located in the city of Dalian, China.  The health services offered at our operating affiliate’s medical facility includes physical examinations, health management plans, and guidance for medical treatment. Our operating affiliate assists its patients in maintaining a healthy status by comprehensively monitoring, analyzing and evaluating the patients and by predicting various risk factors that affect the health and well being of its patients.  In many instances our operating affiliate, as a primary checkup facility, will refer its patients to specialized hospitals and health facilities throughout the world which are equipped to treat our operating affiliate’s patient’s specific health problems and needs that our operating affiliate has identified through its comprehensive checkup and monitoring procedures.

PRC laws restrict foreign ownership of medical clinics and hospitals located in China.  As a result, the Registrant does not directly carry on any business operations.  To comply with PRC laws, the Registrant operates through a corporate structure consisting of subsidiaries, variable interest entities (“VIE”), and contractual arrangements.  A VIE is a term used by the U.S. Financial Accounting Standards Board to describe a legal business structure whose financial support comes from another corporation which exerts control over the VIE.  As noted above, all of the Registrant’s business operations are structured around subsidiaries, VIEs and contractual agreements.  Through these contractual agreements the Registrant is able to exert effective control over its PRC operating affiliates and receive all of the economic benefits derived from the business operations of its PRC operating affiliates.  In accordance with the specific contractual agreements, the consolidated financial statements of the Registrant include all assets and liabilities and all revenues and expenses of our operating affiliate, the Dalian Zhongshan Vitup Clinic, a medical clinic located in Dalian, China.

Within the next three years, it is our objective is to establish an additional eleven affiliated medical clinics throughout China through which we are able to provide high quality medical care to Chinese citizens.  We will model our clinics after the clinic that we currently operate in Dalian.  We anticipate establishing medical clinics in the following cities, in the following order: 1) Beijing; 2) Shenyang; 3) a second clinic in Beijing; 4) Xi’an; 5) Changchun; 6) Shanghai; 7) Shenzhen; 8) Guangzhou; 9) Chengdu; 10) Chongqing; and 11) Qingdao.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended June 30, 2008.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended June 30, 2008 Compared to the Three Month Period Ended June 30, 2007

Revenues

During the three month period ended June 30, 2008, the Company had total operating revenue in the amount of $581,102.  Of this $548,206 was attributable to revenue generated from the Company’s healthcare management service, and $32,896 was attributable to the Company’s Chinese medical service.  During the three month period ended June 30, 2007, the Company had total operating revenue in the amount of $454,796.  Of this $440,588 was attributable to revenue generated from the Company’s healthcare management service, and $14,208 was attributable to the Company’s Chinese medical service.

The increase in the Company’s operating revenue from the three month period ended June 30, 2007  to the three month period ended June 30, 2008 was $126,306 or approximately 27.8%. The increase in total operating revenue generated by the Company as of June 30, 2008 as compared to June 30, 2007 was primarily due to the fact that the Company experienced an increase in revenue generated by health services provided to business enterprises, as well as an increase in revenue generated by the sales of Chinese medication to its members.

The following chart illustrates the changes in our revenue generated by our health management service and Chinese medical service for the three month period ended June 30, 2008, as compared to the three month period ended June 30, 2007:

	Three Month Period ended June 30,
	2008	2007	% Change
Health management service revenue:
- Product sale	$40,482	$182,621	-79%
- Service revenue	$507,724	$257,967	97%

Total Health management service revenue:	$548,206	$440,588	_____24%

	Three Month Period ended June 30,
	2008	2007	% Change
Chinese medical service revenue:
- Product sale	$21,976	$12,838	71%
- Service revenue	$10,920	$1,370	697%

Total Chinese medical service revenue	$32,896	$14,208	132%

Costs of Revenue

The cost of revenue for the three month period ended June 30, 2008 was $209,515, as compared to $161,215 for the three month period ended June 30, 2007, an increase of $48,300 or approximately 30% The increase in cost of revenue was primarily attributable to the fact that the staff’s salary and the insurance expenses of the medical department increased by approximately $35,073, and the cost of medication increased by approximately $5,616.

Operating Expenses

Our operating expenses for the three month period ended June 30, 2008 were $230,402.  Of this, $114,708 was allocated to depreciation, $102,806 was used in general and administrative expenses, and $12,888 was used for rental expenses.  Our operating expenses for the three month period ended June 30, 2007 were $251,348.  Of this, $76,422 was allocated to depreciation, $163,016 was used in general and administrative expenses, and $11,910 was used for rental expenses. The decrease in the Company’s aggregate operating expenses from the three month period ended June 30, 2008, as compared to the three month period ended June 30, 2007 was $20,946, or approximately 8.3%.

The following chart illustrates the changes in our operating expenses for the three month period ended June 30, 2008, as compared to the three month period ended June 30, 2007:

	Three Month Period ended June 30,
	2008	2007	% Change
Operating expenses:
Depreciation	$114,708	$76,422	50%
General and administrative	$102,806	$163,016	-37%
Rental expense – related party	$12,888	$11,910	8%

Total operating expenses	$230,402	$251,348	-8.3%

Net Income

For the three month period ended June 30, 2008 the Company experienced net income of $126,234 as compared to net income of $23,840 for the three month period ended June 30, 2007, an increase of

$102,394, or approximately 430%.  The increased net income that the Company experienced was attributable to fact that the Company’s revenue increased by $126,306, its cost of revenue increased by $48,300 and the depreciation expenses increased by $38,296, whereas the general and administrative expenses decreased by $60,210, among which the consumables decreased by $39,308, business trip expenses decreased by $41,155, and advertising fees decreased by $16,259.

Results of Operations for the Six Month Period Ended June 30, 2008 Compared to the Six Month Period Ended June 30, 2007

Revenues

During the six month period ended June 30, 2008, the Company had total operating revenue in the amount of $882,972.  Of this $824,361 was attributable to revenue generated by the Company’s healthcare management service, and $58,611 was attributable to the Company’s Chinese medical service.  During the six month period ended June 30, 2007, the Company had total operating revenue in the amount of $739,071.  Of this $714,312 was attributable to revenue generated from the Company’s healthcare management service, and $24,759 was attributable to the Company’s Chinese medical service.

The increase in the Company’s operating revenue from the six month period ended June 30, 2007 to the six month period ended June 30, 2008 was $143,901, or approximately 19%. The increase in total operating revenue generated by the Company as of June 30, 2008, as compared to June 30, 2007, was primarily due to the fact that the Company experienced an increase in revenue generated by healthcare management services provided to business enterprises, as well as an increase in revenue generated by the sales of Chinese medication to its members.

The following chart illustrates the changes in our revenue generated by our health management service and Chinese medical service for the six month period ended June 30, 2008, as compared to the six month period ended June 30, 2007:

	Six Month Period ended June 30,
	2008	2007	% Change
Health management service revenue:
- Product sale	$101,800	$181,936	-44%
- Service revenue	$722,561	$532,376	36%

Total Health management service revenue:	$824,361	$714,312	15%

	Six Month Period ended June 30,
	2008	2007	% Change
Chinese medical service revenue:
- Product sale	$46,152	$21,834	111%
- Service revenue	$12,459	$2,925	326%

Total Chinese medical service revenue	$58,611	$24,759	137%

Costs of Revenue

The cost of revenue for the six month period ended June 30, 2008 was $389,614, as compared to $321,248 for the six month period ended June 30, 2007, an increase of $68,366 or approximately 21% The increase in cost of revenue was primarily attributable to the fact that the staff’s salary and the insurance expenses of the medical department increased by approximately $71,816, and the cost of medication increased by approximately $17,443.

Operating Expenses

Our operating expenses for the six month period ended June 30, 2008 were $461,159.  Of this, $223,812 was allocated to depreciation, $212,335 was used in general and administrative expenses, and $25,012 was used for rental expenses.  Our operating expenses for the six month period ended June 30, 2007 were $454,415.  Of this, $142,353 was allocated to depreciation, $240,476 was used in general and administrative expenses, $22,605 was used for rental expense, and $48,981 was used for stock based compensation. The increase in the Company’s aggregate operating expenses for the six month period ended June 30, 2007, as compared to the six month period ended June 30, 2008 was $6,744, or approximately 1.5%.

The following chart illustrates the changes in our operating expenses for the six month period ended June 30, 2008, as compared to the six month period ended June 30, 2007:

	Six Month Period ended June 30,
	2008	2007	% Change
Operating expenses:
Depreciation	$223,812	$142,353	57%
General and administrative	$212,335	$240,476	12%
Rental expense – related party	$25,012	$22,605	11%
Stock based compensation	-	$48,981	-100%

Total operating expenses	$461,159	$454,415	1.5%

Net Income (Loss)

For the sixth month period ended June 30, 2008 the Company experienced net income of $10,785 as compared to a net loss of $(63,423) for the six month period ended June 30, 2007. The increased net income that the Company experienced was attributable to fact that the Company’s revenue increased by $143,901, its cost of revenue increased by $68,366, and the depreciation expenses increased by $81,459, whereas the general and administrative expenses decreased by $28,141, and the stock based compensation decreased by $48,981.

Liquidity and Capital Resources

As noted above, within the next three years, it is our objective to establish an additional eleven medical clinics throughout China through which we are able to provide high quality medical care to Chinese citizens.  We will model our clinics after the clinic that we currently operate in Dalian.  We anticipate establishing affiliate medical clinics in the following cities, in the following order: 1) Beijing; 2) Shenyang; 3) a second clinic in Beijing; 4) Xi’an; 5) Changchun; 6) Shanghai; 7) Shenzhen; 8) Guangzhou; 9) Chengdu; 10) Chongqing; and 11) Qingdao.  We estimate that the amount of money which will be required to open our eleven new clinics will be approximately $35,750,000; specifically, we estimate that it will cost approximately $3,000,000 to $3,500,000 to open each new facility.  The costs associated with the opening of each clinic will ultimately depend upon the location the clinic.  We anticipate that the funding for the clinics with come from equity sales and private funding from Mr. ShuBin Wang, one of our directors, and Feng Gu our Chief Executive Officer. The cost of each clinic will depend on the location of each facility.

Currently, we have limited operating capital.  We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our business operations alone may not be sufficient to fund our operations or planned growth.  We will likely require additional capital to continue to operate our business, and to further expand our business.  We may be unable to obtain additional capital required.   Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including equity financing, or in the form of loans from our majority shareholders, ShuBin Wang and Feng Gu.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

Total Current Assets & Total Assets

As of June 30, 2008, our unaudited balance sheet reflects that we have: i) total current assets of $1,238,876, as compared to total current assets of $1,337,974 at December 31, 2007, a decrease of $99,098, or 7%; and ii) total assets of $2,601,606 as of June 30, 2008 compared to total assets of $2,715,094 as of December 31, 2007, a decrease of $113,488, or approximately 4%.  The decrease in the Company’s total assets from December 31, 2007 to June 30, 2008 was primarily attributable to changes in the Company’s cash and cash equivalents. As of June 30, 2008, our unaudited balance sheet reflects that we have cash and cash equivalents of $214,770, as compared to $651,598 at December 31, 2007, a decrease of $436,828, or approximately 67%.  The decrease in the Company’s cash and cash equivalents from December 31, 2007 to June 30, 2008 was primarily attributable to the fact that the Company’s fixed assets increased by $79,000, the Company experienced the prepayment for its medical mobile vehicle of $162,000, and the Company paid back to directors the amount of $279,000, all of which contributed to a decrease in the cash and cash equivalents from December 31, 2007 to June 30, 2008.

Total Current Liabilities

As of June 30, 2008, our unaudited balance sheet reflects that we have total current liabilities of $502,925, compared to total current liabilities of $766,590 at December 31, 2007, a decrease of $263,665, or approximately 34%.  The decrease in the Company’s total current liabilities from December 31, 2007 to June 30, 2008 was primarily attributable to changes in the amounts due directors. As of June 30, 2008, our unaudited balance sheet reflects that we have amounts due to directors of $34,011, as compare to $387,069 as of December 31, 2007.  The decrease in our amounts due to directors was attributable to the fact that part of the temporary advances from the directors has been paid back.

Cash Flow

A summary of our cash flows for the six month period ended June 30, 2008 and 2007 is as follows:

Six Month Period Ended June 30, 2008 and 2007

	Six Month Period Ended June 30,
	2008	2007

Net cash provided by (used in) operating activities	$175,608	$(55,176)
Net cash used in investing activities	$(650,548)	$(1,049,654)
Net cash provided by financing activities	$-	$680,270
Effect of exchange rate change on cash and cash equivalents	$38,112	$41,548

Net Change in Cash and Cash equivalents	$(436,828)	$(383,012)

Cash and Cash Equivalents, Beginning of Period	$651,598	$531,468

Cash and Cash Equivalents End of Period	$214,770	$148,456

Net cash provided by our operating activities was $175,608 for the six month period ended June 30, 2008, as compared to net cash used in our operating activities of $55,176 for the six month period ended June 30, 2007.  For the six month period ended June 30, 2008, our net cash used in investing activities was $650,548 which arose from the acquisition of new medical equipment. Net cash provided by financing activities for the period ended June 30, 2008 was $0, as compared to $680,270 for the six month period ended June 30, 2007.  The reason for the decrease was due to the fact that, in the second quarter of 2007, the directors had advanced funds for the Company which would be paid back at a later date; in the second quarter of 2008, there was no such advanced payment by the Company’s directors.

Changes in Operating Assets and Liabilities

Below are the major changes in operating assets and liabilities under cash flows from operating activities for the six month periods ended June 30, 2008 and 2007:

Six Month Period Ended June 30, 2008 and 2007

	Six Month Period ended June 30,
	2008	2007
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	$ 171,472	$ (891,102)
Accounts payable	$100,954	296,122
Amounts due to directors	$ (363,706)	$493,985

Prepayments, deposits and other receivables.  Our changes in prepayments, deposits and other receivables increased from $(891,102) in June 30, 2007 to $171,472 in June 30, 2008.  The prepayments and deposits were mainly for the purchase of medical equipments and consumables. The increase from 2007 to 2008 was primarily a result of the fact that the purchase of medical equipments and consumables incurred in 2007 had been received in 2008, so the account of prepayment and deposit was decreased, and other receivables were also paid off.

Accounts Payable  Our changes in accounts payable decreased from $296,122 in June 30, 2007 to $100,954  in June 30, 2008.  The decrease in accounts payable was primarily attributable to the fact that part of the medical equipments and consumables have been paid off.

Amounts Due to Directors  Our changes in amounts due to directors decreased from 493,985 in June 30, 2007 to $(363,706) in June 30, 2008.  The decrease in amounts due to directors was attributable to the repayment of temporary advances from a director.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer

Date:  August 13, 2008

By:  /S/ Yan Zheng

Yan Zheng, Chief Financial Officer

Date:   August 13, 2008