Form 10-Q
period 2008-09-30
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2008-11-18
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008 the Issuer had 15,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of China Vitup Health Care Holdings, Inc. (the "Company" or the “Registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10/A Registration Statement filed with the Securities and Exchange Commission (“SEC”) on  October 28, 2008.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	September 30, 2008	December 31, 2007
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$174,677	$651,598
Accounts receivable, trade	100,234	209,180
Inventories	542	4,113
Prepayments, deposits and other receivables	1,062,556	473,083
Total current assets	1,338,009	1,337,974

Non-current assets:
Plant and equipment, net	1,310,056	1,377,120

TOTAL ASSETS	$2,648,065	$2,715,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,938	$225,547
Deferred revenue	19,281	5,572
Amounts due to directors	26,402	387,069
Income tax payable	21,253	52,655
Accrued liabilities and other payables	315,959	95,747
Total current liabilities	510,833	766,590

Long-term liabilities:
Note payable, related party	970,756	970,756

TOTAL LIABILITIES	1,481,589	1,737,346

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no share issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 15,000,000 and 15,000,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007	1,500	1,500
Additional paid-in capital	167,481	167,481
Accumulated other comprehensive income	304,000	152,515
Statutory reserve	179,820	179,820
Equity of VIE	(97,012)	(97,012)
Retained earnings	610,687	573,444

Total stockholders’ equity	1,166,476	977,748
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,648,065	$2,715,094

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

OPERATING REVENUES	$473,904	$583,160	$1,356,876	$1,322,231

COST OF REVENUE	185,523	192,895	575,137	514,143

GROSS PROFIT	288,381	390,265	781,739	808,088

OPERATING EXPENSES:
Depreciation	121,374	101,628	345,186	243,981
Stock based compensation	-	-	-	48,981
Rental expense – related party	10,087	11,504	35,099	34,109
General and administrative	119,132	83,303	331,467	298,779
Total operating expenses	250,593	196,435	711,752	625,850

INCOME FROM OPERATIONS	37,788	193,830	69,987	182,238

OTHER INCOME :
Interest income	199	155	1,074	1,193
Total other income	199	155	1,074	1,193

INCOME BEFORE INCOME TAXES	37,987	193,985	71,061	183,431

Income tax expense	(11,529)	(18,622)	(33,818)	(41,647)

NET INCOME	$26,458	$175,363	$37,243	$141,784

Other comprehensive income:
- Foreign currency translation gain	12,093	20,881	151,485	62,429

COMPREHENSIVE INCOME	$38,551	$196,244	$188,728	$204,213

Net income per share – basic and diluted	$0.00	$0.01	$0.00	$0.01

Weighted average shares outstanding during the period – basic and diluted	15,000,000	15,000,000	15,000,000	14,989,599

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$37,243	$141,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	345,186	243,981
Stock-based compensation to a director, non-cash	-	48,981
Changes in operating assets and liabilities:
Accounts receivable, trade	121,124	(215,111)
Inventories	3,780	4,650
Prepayments, deposits and other receivables	(68,166)	(80,269)
Accounts payable	(68,752)	202,833
Deferred revenue	13,052	(16,220)
Amounts due to directors	(374,856)	215,172
Income tax payable	(34,388)	(16,421)
Accrued liabilities and other payables	209,224	43,363

Net cash provided by operating activities	183,447	572,743

Cash flows from investing activities:
Prepayments to vendors for plant and equipment	(519,390)	-
Purchase of plant and equipment	(184,915)	(1,021,598)

Net cash used in investing activities	(704,305)	(1,021,598)

Effect of exchange rate change on cash and cash equivalents	43,937	62,429
NET CHANGE IN CASH AND CASH EQUIVALENTS	(476,921)	(386,426)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	651,598	531,468

CASH AND CASH EQUIVALENTS, END OF PERIOD	$174,677	$145,042

SUPPLEMENTAL DISLCOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$11,217	$60,432
Cash paid for interest expense	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Equity of VIE	Retained earnings	Total stockholder’s equity
	No. of share	Amount	No. of share	Amount
As of January 1, 2008	-	$-	15,000,000	$1,500	$167,481	$152,515	$179,820	$(97,012)	$573,444	$977,748

Foreign currency translation adjustment	-	-	-	-	-	151,485	-	-	-	151,485

Net income for the period	-	-	-	-	-	-	-	-	37,243	37,243

As of September 30, 2008	-	$-	15,000,000	$1,500	$167,481	$304,000	$179,820	$(97,012)	$610,687	$1,166,476

See accompanying notes to condensed consolidated financial statements.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Company's Form 10/A Registration Statement filed with the Securities and Exchange Commission (“SEC”) on October 28, 2008.

NOTE－2

ORGANIZATION AND BUSINESS BACKGROUND

China Vitup Health Care Holdings, Inc. (“CVPH” or the “Company”) was incorporated under the laws of Canada on February 24, 2003. The Company was originally organized as Second Bavarian Mining Consulting Services, Inc. On August 10, 2004, the Company changed its domicile to the State of Wyoming, United States of America and changed its name to Tubac Holdings, Inc. On October 2, 2006, the Company further changed its domicile to the State of Nevada and changed its name to China Vitup Health Care Holdings, Inc.

On November 16, 2006, CVPH completed a stock exchange transaction (the “Exchange”) with the shareholders of China Vitup Healthcare Holdings, Inc. (“China Vitup BVI”), whereby 13,460,202 shares of CVPH’s common stock was issued to the shareholders of China Vitup BVI in exchange for 100% of the common stock of China Vitup BVI. The Exchange resulted in the previous controlling shareholders of China Vitup BVI becoming the controlling shareholders of CVPH.

The Exchange has been accounted for as a reverse acquisition and recapitalization of CVPH whereby China Vitup BVI is deemed to be the accounting acquirer (legal acquiree) and CVPH to be the accounting acquiree (legal acquirer). CVPH is deemed to be a continuation of the business of China Vitup BVI. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of China Vitup BVI have been presented for the comparative prior period.

During 2007 and 2008, CVPH, through its subsidiaries and variable interest entities (“VIEs”), is engaged in the provision of health management service and Chinese medical service in the People’s Republic of China (the “PRC”).

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

●

Variable interest entities

The Company has adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities, FIN 46R, an Interpretation of Accounting Research Bulletin No. 51”. FIN 46R requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company has the following significant variable interest entities, or VIEs:

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

The capital investment in these VIEs is funded by the Company and registered as interest-free loans to the PRC owners. As of September 30, 2008, the total amount of interest-free loans to the owners of the VIEs listed above was $970,756. Under various contractual agreements, the owners of the VIEs are required to transfer their ownership in these entities to the Company’s subsidiaries in the PRC when permitted by PRC laws and regulations or at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to the Company. The Company has the power to appoint all directors and senior management personnel of the VIEs. Through the wholly-owned subsidiaries in the PRC, the Company has also entered into exclusive consulting services.

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

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2008, the Company did not record an allowance for doubtful accounts, nor have there been any write-offs since inception.

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

●

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Leasehold improvements	5 years	0%
Medical equipments	5 years	5%
Motor vehicles	10 years	5%
Furniture, fixtures and equipments	5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●

Impairment of long-lived assets

In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2008.

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

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. As of September 30, 2008, the Company has determined no reserve for these potential adjustments.

●

Cost of revenues

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges, direct overhead and business tax. The Company is subject to business tax which is levied at 5% on the invoiced value of services. The business tax charged for the nine months ended September 30, 2008 and 2007 was $76,865 and $60,475 respectively.

Cost of revenue is exclusive of depreciation of $69,234 and $198,366 for the three and nine months ended September 30, 2008; and $56,673 and $123,033 for the three and nine months ended September 30, 2007.

●

Deferred revenue

Deferred revenue consists primarily of payments received in advance from customers.

●

Income tax

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended September 30, 2008.

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

●

Net income per share

The Company calculates net income per share in accordance with SFAS No.128, “Earnings per Share”. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of September 30, 2008.

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

The reporting currency of the Company is the United States dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. The Company's major subsidiaries in the PRC maintained their books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	2008	2007
Month end RMB:US$ exchange rate	6.8351	7.7697
Average monthly RMB:US$ exchange rate	6.9750	7.8635

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

NOTE－4

VARIABLE INTEREST ENTITIES

The Company, through its subsidiaries and VIEs, operates a health center and provides healthcare consultation services in the PRC.

On September 1, 2006, the Company, through Dalian Vitup Management, entered into certain exclusive agreements with Dalian Vitup Healthcare and its owners. Pursuant to these agreements, Dalian Vitup Management provides exclusive technical consulting and other general business operation services to Dalian Vitup Healthcare in return of a consulting services fee which is equal to Dalian Vitup Healthcare’s net income. Through these contractual arrangements, Dalian Vitup Management has the ability to substantially influence Dalian Vitup Healthcare’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, Dalian Vitup Management should be considered the primary beneficiary of Dalian Vitup Healthcare.

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

NOTE－5

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of the followings:

September 30, 2008	December 31, 2007

		(Audited)

Prepayments	$291,261	$167,145
Deposits	364,988	140,842
Advances to employees	33,166	133,224
Other receivables	373,141	31,872
	$1,062,556	$473,083

The prepayments represented payments to vendors for the purchase of plant and equipment. The balances will be subsequently settled upon the delivery of plant and equipment within the next 12 months. Other receivables represented unsecured temporary advances to third parties with non-interest bearing. The Company expected to recover the balance within one year.

NOTE－6

PLANT AND EQUIPMENT, NET

Plant and equipment, net, consist of the following:

	September 30, 2008	December 31, 2007
		(Audited)

Leasehold improvements	$419,895	$419,895
Medical equipments	1,324,438	1,272,822
Motor vehicles	273,686	273,686
Furniture, fixtures and equipment	417,678	280,596
Foreign translation difference	254,784	90,972
	2,690,481	2,337,971
Less: accumulated depreciation	(1,256,187)	(911,001)
Less: foreign translation difference	(124,238)	(49,850)
Net book value	$1,310,056	$1,377,120

Depreciation expense for the three and nine months ended September 30, 2008 was $121,374 and $345,186, respectively.

Depreciation expense for the three and nine months ended September 30, 2007 was $101,628 and $243,981, respectively.

All the plant and equipment were attributed from the VIEs and Dalian Vitup Management and measured at historical basis.

NOTE－7

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the followings:

September 30, 2008	December 31, 2007
(Unaudited)	(Audited)

Accrued expenses	$300,099	$83,866
Welfare payable	15,590	4,270
Other payables	270	7,611
	$315,959	$95,747

NOTE－8

INCOME TAXES

For the period ended September 30, 2008 and 2007, the local (“the United States”) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine months ended September 30,
	2008	2007
Tax jurisdictions:
Loss subject to U.S.	$-	$(48,981)
Income (loss) subject to BVI	(820)	(32)
Income subject to the PRC	71,881	232,444
Income (loss) before income taxes	$71,061	$183,431

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2008	2007
Current:
- Local	$-	$-
- Foreign	33,818	41,647

Deferred:
- Local	-	-
- Foreign	-	-
Provision for income taxes	$33,818	$41,647

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries and VIEs that operate in various countries: U.S., British Virgin Island and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

CVPH is subject to taxes in the United States of America and has generated an operating loss for the nine months ended September 30, 2008 and 2007.

British Virgin Island

Under the current BVI law, China Vitup BVI is not subject to tax on income.

The PRC

All the Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the PRC. On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008.

Under the New CIT Law, Dalian Vitup Management is entitled to the tax rate reduction from 33% to 25% that may impact the carrying value of deferred tax assets as a result of new tax rate. However, Dalian Vitup Management is considered a foreign investment enterprise and is subject to tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. Its ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entity will be subject to a transitional policy under the Corporate Income Tax Law, whether Dalian Vitup Management can continue to enjoy the unexpired tax holidays.

Dalian Vitup Healthcare is domestic company and is subject to the tax rate reduction from 33% to 25%.

Dalian Vitup Clinic is subject to applicable tax rate ranged from 5% to 35% as a sole-proprietorship.

Dalian Vitup Management and Dalian Vitup Clinic are exempted from the PRC Corporate Income Tax due to cumulative operating loss for the nine months ended September 30, 2008 and 2007.

Dalian Vitup Healthcare was granted a tax exemption under the tax law of the “Law of the Administration of Tax Collection”, “Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises” and “Implementation of the Provisional Regulation of the PRC on Corporate Income Tax” whereas CIT is calculated at a statutory rate of 25% based on 10% of net revenue generated from the provision of health management services. Dalian Vitup Healthcare generated its net revenue from its operation and has recorded income tax expense of $33,818 and $41,647 for the nine months ended September 30, 2008 and 2007.

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine months ended September 30,
	2008	2007

Income before income taxes from PRC operation	$71,881	$232,444
Statutory income tax rate	25%	33%
	17,970	76,707

Effect from tax holiday	(7,108)	(35,060)
Non-deductible items	22,956	-
Income tax expense	$33,818	$41,647

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Deferred tax assets:
Net operating losses carryforward	$120,711	$-
Less: valuation allowance	(120,711)	-
Deferred tax assets	$-	$-

As of September 30, 2008 and 2007, a valuation allowance of $120,711 and $0 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

NOTE－9

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Health Management Service and Chinese Medical Service. The Company, through subsidiaries and VIEs, operates these segments in the PRC. Other than cash and cash equivalents of approximately $1,527 maintained in Hong Kong as of September 30, 2008, all the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and nine months ended September 30, 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$15,218	$-	$15,218
- Service revenue	450,664	8,022	-	458,686
	450,664	23,240	-	473,904
Cost of revenue	176,518	9,005	-	185,523
Gross profit	274,146	14,235	-	288,381
Depreciation	82,531	-	38,843	121,374
Net income (loss)	52,510	(43)	(26,009)	26,458
Expenditure for long-lived assets	$57,570	$-	$-	$57,570

Three months ended September 30, 2007
Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$15,372	$-	$15,372
- Service revenue	564,620	3,168	-	567,788
	564,620	18,540	-	583,160
Cost of revenue	182,494	10,401	-	192,895
Gross profit	382,126	8,139	-	390,265
Depreciation	62,940	-	38,688	101,628
Net income (loss)	258,534	(369)	(82,802)	175,363
Expenditure for long-lived assets	$3,360	$-	$-	$3,360

	Nine months ended September 30, 2008
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$61,370	$-	$61,370
- Service revenue	1,275,025	20,481	-	1,295,506
	1,275,025	81,851	-	1,356,876
Cost of revenue	530,948	44,189	-	575,137
Gross profit	744,077	37,662	-	781,739
Depreciation	231,835	-	113,351	345,186
Net income (loss)	124,249	5,637	(92,643)	37,243
Expenditure for long-lived assets	$182,509	$-	$2,406	$184,915

	Nine months ended September 30, 2007
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$37,206	$-	$37,206
- Service revenue	1,278,932	6,093	-	1,285,025
	1,278,932	43,299	-	1,322,231
Cost of revenue	487,443	26,700	-	514,143
Gross profit	791,489	16,599	-	808,088
Depreciation	183,163	-	60,818	243,981
Net income (loss)	306,075	(9,265)	(155,026)	141,784
Expenditure for long-lived assets	$61,211	$-	$933,072	$994,283

NOTE－10

CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a)

Major customers and vendors

For the three and nine months ended September 30, 2008 and 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC and there are no customers and vendors who account for 10% or more of revenues and purchases.

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

NOTE－11

COMMITMENT AND CONTINGENCIES

(a)

Operating leases

The Company leases healthcare centers in Dalian City, the PRC under non-cancelable operating leases. Costs incurred for the healthcare center and office premise in Dalian City, the PRC under operating leases are recorded as rent expense of $35,099 and $34,109 for the nine months ended September 30, 2008 and 2007.

As of September 30, 2008, future minimum rent payments due under a non-cancelable operating lease are as follows:

Period ending September 30:
2009	$51,762
2010	51,762
2011	51,762
2012	51,762
Thereafter	383,480
Total:	$590,528

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2008.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended September 30, 2008 Compared to the Three Month Period Ended September 30, 2007

Revenues

During the three month period ended September 30, 2008, the Company had total operating revenue in the amount of $473,904. Of this $450,664 and $23,240 were generated from healthcare management service and Chinese medical service, respectively.  During the three month period ended September 30, 2007, the Company had total operating revenue in the amount of $583,160. Of this $564,620 and $18,540 were generated from our healthcare management service and Chinese medical service, respectively.

The Company’s operating revenue for the three month period ended September 30, 2008 decreased by $109,256 or approximately 18.7% as compared to the three month period ended September 30, 2007. The decrease was primarily due to the fact that some of the sizable corporate customers of the Company elected to have their employees’ health examination in the fourth quarter of 2008, as compared to the previous year in which most of the same corporate customers elected to have their employees health examination completed during the third quarter of 2007.

The following chart illustrates the changes in our revenue generated by our health management service and Chinese medical service for the three month period ended September 30, 2008, as compared to the three month period ended September 30, 2007:

Three Month Period ended September 30,

	2008	2007	% Change
Health management service revenue:
- Product sale	-	-
- Service revenue	$450,664	$564,620	(20.2%)

Total Health management service revenue:	$450,664	$564,620	(20.2%)

	Three Month Period ended September 30,
	2008	2007	% Change
Chinese medical service revenue:
- Product sale	$15,218	$15,372	(1%)
- Service revenue	$8,022	$3,168	153.2%

Total Chinese medical service revenue	$23,240	$18,540	25.4%

Costs of Revenue

The cost of revenue for the three month period ended September 30, 2008 was $185,523, as compared to $192,895 for the three month period ended September 30, 2007, a decrease of $7,372 or approximately 3.8% The decrease in cost of revenue was primarily attributable to the facts that the staff’s salary and the insurance expenses of the medical department increased by approximately $10,558, the cost of medical consumables increased by $1,335, whereas, the business tax decreased by $6,063,  the laboratory test fees decreased by $10,354 and the cost of Chinese medication decreased by approximately $2,848.

Operating Expenses

Our operating expenses for the three month period ended September 30, 2008 were $250,593.  Of this, $121,374 was allocated to depreciation, $119,132 was used in general and administrative expenses, and $10,087 was used for rental expenses.  Our operating expenses for the three month period ended September 30, 2007 were $196,435.  Of this, $101,628 was allocated to depreciation, $83,303 was used in general and administrative expenses, and $11,504 was used for rental expenses. The increase in the Company’s aggregate operating expenses from the three month period ended September 30, 2008, as compared to the three month period ended September 30, 2007 was $54,158, or approximately 27.5%.

The following chart illustrates the changes in our operating expenses for the three month period ended September 30, 2008, as compared to the three month period ended September 30, 2007:

	Three Month Period ended September 30,
	2008	2007	% Change
Operating expenses:
Depreciation	$121,374	$101,628	19.4%
General and administrative	$119,132	$83,303	43%
Rental expense – related party	$10,087	$11,504	(12.3%)

Total operating expenses	$250,593	$196,435	27.5%

Net Income

For the three month period ended September 30, 2008 the Company experienced net income of $26,458 as compared to net income of $175,363 for the three month period ended September 30, 2007, a decrease of

$148,905, or approximately 85%.  The decreased net income that the Company experienced was attributable to the fact that the Company’s revenue decreased by $109,526, its cost of revenue decreased by $7,372 and the depreciation expenses increased by $19,746, whereas the general and administrative expenses increased by $35,829, among which the auditor’s fee increased  by $6,657, repair fees increased by $7,125, property management fees increased by $2,196, business trip expenses increased by $4,639, and labor union fees increased by $1,514.

Results of Operations for the Nine Month Period Ended September 30, 2008 Compared to the Nine Month Period Ended September 30, 2007

Revenues

During the nine month period ended September 30, 2008, the Company had total operating revenue in the amount of $1,356,876.  Of this $1,275,025 and $81,851 were generated from healthcare management service and Chinese medical service, respectively.  During the nine month period ended September 30, 2007, the Company had total operating revenue in the amount of $1,322,231.  Of this $1,278,932 and $43,299 were generated from healthcare management service and Chinese medical service, respectively.

The Company’s operating revenue for the nine month period ended September 30, 2008 increased $34,645, or approximately 2.6% as compared to the nine month period ended September 30, 2007. The increase was primarily due to the currency appreciation of RMB, however the overall revenue in RMB was decreased which contributed from the reduction in revenue from corporate customers.

The following chart illustrates the changes in our revenue generated by our health management service and Chinese medical service for the nine month period ended September 30, 2008, as compared to the nine month period ended September 30, 2007:

	Nine Month Period ended September 30,
	2008	2007	% Change
Health management service revenue:
- Product sale	-	-	-
- Service revenue	$1,275,025	$1,278,932	(0.31%)

Total Health management service revenue:	$1,275,025	$1,278,932	(0.31%)

	Nine Month Period ended September 30,
	2008	2007	% Change
Chinese medical service revenue:
- Product sale	$61,370	$37,206	64.9%
- Service revenue	$20,481	$6,093	236%

Total Chinese medical service revenue	$81,851	$43,299	89%

Costs of Revenue

The cost of revenue for the nine month period ended September 30, 2008 was $575,137 as compared to $514,143 for the nine month period ended September 30, 2007, an increase of $60,994 or approximately 11.9% The increase in cost of revenue was primarily attributable to the facts that the staff’s salary and the insurance expenses of the medical department increased by approximately $105,929, the medical consumables increased by $6,572, while the office  consumables decreased by $20,569 and the laboratory test fees decreased by $26,258

Operating Expenses

Our operating expenses for the nine month period ended September 30, 2008 were $711,752.  Of this, $345,186 was allocated to depreciation, $331,467 was used in general and administrative expenses, and $35,099 was used for rental expenses.  Our operating expenses for the nine month period ended September 30, 2007 were $625,850.  Of this, $243,981 was allocated to depreciation, $298,779 was used in general and administrative expenses, $34,109 was used for rental expense, and $48,981 was used for stock based compensation. The increase in the Company’s aggregate operating expenses for the nine month period ended September 30, 2007, as compared to the nine month period ended September 30, 2008 was $85,902, or approximately 13.7%.

The following chart illustrates the changes in our operating expenses for the nine month period ended September 30, 2008, as compared to the nine month period ended September 30, 2007:

	Nine Month Period ended September 30,
	2008	2007	% Change
Operating expenses:
Depreciation	$345,186	$243,981	41.5%
General and administrative	$331,467	$298,779	10.9%
Rental expense – related party	$35,099	$34,109	2.9%
Stock based compensation	-	$48,981	(100%)

Total operating expenses	$711,752	$625,850	13.7%

Net Income

For the nine month period ended September 30, 2008 the Company experienced net income of $37,243 as compared to a net income of $141,784 for the nine month period ended September 30, 2007. The decrease in net income that the Company experienced was attributable to the fact that revenue increased by $34,645, cost of revenue increased by $60,994, operating expenses increased by $85,902, at the same time the income tax also decreased by $7,829. Therefore net income decreased by $104,541.

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

Total Current Assets & Total Assets

As of September 30, 2008, our unaudited balance sheet reflects that we have: i) total current assets of $1,338,009, as compared to total current assets of $1,337,974 at December 31, 2007; and ii) total assets of $2,648,065 as of September 30, 2008 compared to total assets of $2,715,094 as of December 31, 2007, a decrease of $67,029, or approximately 2.5%.  The decrease in the Company’s total assets from December 31, 2007 to September 30, 2008 was primarily attributable to changes in the Company’s cash and cash equivalents. As of September 30, 2008, our unaudited balance sheet reflects that we have cash and cash equivalents of $174,677 as compared to $651,598 at December 31, 2007, a decrease of 476,921, or approximately 73.2%.  The decrease in the Company’s cash and cash equivalents from December 31, 2007 to September 30, 2008 was primarily attributable to the fact that $374,856 was paid back to directors during the period ended September 30, 2008.

Total Current Liabilities

As of September 30, 2008, our unaudited balance sheet reflects that we have total current liabilities of $510,833, compared to total current liabilities of $766,590 at December 31, 2007, a decrease of $255,757, or approximately 33.4%.  The decrease in the Company’s total current liabilities from December 31, 2007 to September 30, 2008 was primarily attributable to changes in the amounts due directors. As of September 30, 2008, our unaudited balance sheet reflects that we have amounts due to directors of $26,402, as compared to $387,069 as of December 31, 2007.  The decrease in our amounts due to directors was attributable to the fact that in 2008 the amounts due to directors was paid back to directors

Cash Flow

A summary of our cash flows for the nine month period ended September 30, 2008 and 2007 is as follows:

Nine Month Period Ended September 30, 2008 and 2007

	Nine Month Period Ended September 30,
	2008	2007

Net cash provided by (used in) operating activities	$183,447	$572,743
Net cash used in investing activities	$(704,305)	$(1,021,598)
Effect of exchange rate change on cash and cash equivalents	$43,937	$62,429
Net Change in Cash and Cash equivalents	$(476,921)	$(386,426)

Cash and Cash Equivalents, Beginning of Period	$651,598	$531,468

Cash and Cash Equivalents End of Period	$174,677	$145,042

Net cash provided by our operating activities was 183,447 for the nine month period ended September 30, 2008, as compared to net cash provided by our operating activities of $572,743 for the nine month period ended September 30, 2007.  For the nine month period ended September 30, 2008, our net cash used in investing activities was ($704,305) which arose from the advance payment to suppliers for purchasing plants and equipments.

Changes in Operating Assets and Liabilities

Below are the major changes in operating assets and liabilities under cash flows from operating activities for the nine month periods ended September 30, 2008 and 2007:

Nine Month Period Ended September 30, 2008 and 2007

	Nine Month Period ended September 30,
	2008	2007
Changes in operating assets and liabilities:
Accounts payable	$(68,752)	$202,833
Amounts due to directors	$(374,856)	$215,172

Accounts Payable  Our changes in accounts payable decreased from $202,833 in September 30, 2007 to ($68,752)  in September 30, 2008.  The decrease in accounts payable was primarily attributable to the payment for parts of equipments and consumables in September of 2008.

Amounts Due to Directors  Our changes in amounts due to directors decreased from  $215,172 in September 30, 2007 to ($374,856) in September 30, 2008.  The decrease in amounts due to directors was attributable to the fact that amounts due to directors was paid back to directors in 2008.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer

Date:  November 18, 2008

By:  /S/ Yan Zheng

Yan Zheng, Chief Financial Officer

Date:   November 18, 2008