Form 10-K
period 2008-12-31
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2009-04-15
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

CHINA VITUP HEALTH CARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-52489	45-0552679
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

108-1 Nashan Road Zhongshan District Dalian, P.R.C.
(Address of principal executive offices)
Registrant’s telephone number, including area code: 86-411-8265-3668

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

[  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $9,659,016.

As of December 31, 2008, the Company had 15,000,000 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS.

Overview

China Vitup Health Care Holdings, Inc., a Nevada corporation (hereinafter “China Vitup Nevada” or the “Registrant"), is a holding company which, through its wholly-owned subsidiaries and operating affiliates, is engaged in the business of providing healthcare services to customers in China.  Presently, the Registrant has an affiliate relationship with a single medical clinic which is a 24,200 square foot facility located in Dalian, China, through which it offers integrated healthcare services designed specifically to fit the needs of the Chinese population.  At the clinic in Dalian, the Registrant’s operating affiliate both monitors the health of its patients through regularly scheduled check-ups, and works to diagnose its patients’ different ailments and establish appropriate treatment procedures for such ailments.  Since the facility in Dalian is primarily a preventative care facility, patients who require medical treatment which is more than preventative in nature are referred to hospitals and other health facilities.

Currently, the majority of medical care services throughout the People’s Republic of China (the “PRC”) are provided by government sponsored medical institutions and organizations which are often times overcrowded, under staffed, and under supplied and which are designed to offer preventative care.  There are a limited number of private institutions providing medical care to PRC citizens, particularly citizens within the middle class.  The Registrant’s goal is to modernize the current healthcare industry in China by providing Chinese citizens with individualized healthcare services and preventative care tailored specifically to their needs at private medical facilities throughout China.  Due to the overcrowding and a high patient to doctor ratio that exists within the state sponsored medical facilities throughout China, the Registrant believes that the rapidly increasing middle class of China is interested in seeking viable alternatives to state sponsored medical facilities.  The Registrant aims to provide these individuals with an alternative to state sponsored medical facilities in the form of highly modern and upscale medical facilities where the Registrant’s clients can go to have their health monitored on a regular basis.

PRC laws restrict foreign ownership of medical clinics and hospitals located in China.  As a result, the Registrant does not directly carry on any business operations.  To comply with PRC laws, the Registrant operates through a corporate structure consisting of subsidiaries, variable interest entities (“VIE”), and contractual arrangements.  A VIE is a term used by the U.S. Financial Accounting Standards Board to describe a legal business structure whose financial support comes from another corporation which exerts control over the VIE.  As noted above, all of the Registrant’s business operations are structured around subsidiaries, VIEs and contractual agreements.  Through these contractual agreements the Registrant is able to exert effective control over its PRC operating affiliates and receive all of the economic benefits derived from the business operations of its PRC operating affiliates.  In accordance with the specific contractual agreements, which are discussed below, the consolidated financial statements of the Registrant include all assets and liabilities and all revenues and expenses of our affiliate medical clinic located in Dalian, China.  The following diagram, which is discussed in detail below, illustrates the Registrant’s corporate structure and the contractual arrangements that allow the Registrant to exert effective control over its PRC operating affiliates and receive all of the economic benefits derived from the business operations of its PRC operating affiliates.

China Vitup Health Care Holdings, Inc.
(Nevada)
100%
China Vitup Healthcare Holdings, Inc.
(BVI)
Outside China
100%
Inside China
Dalian Vitup Management Holdings Co. Ltd.
(PRC)
(1) -(4)
Shubin Wang
Feng Gu
Shubin Wang
(5)
51%
49%
(6)
100%
Dalian Vitup Healthcare Management Co., Ltd.
(PRC)
Dalian Vitup Clinic
(1) Loan Agreement
(2) Share Pledge Contract
(3) Exclusive Option Agreement
(4) Proxy Agreement
(5) Consulting Agreement
(6) Dalian Zhongshan Vitup Clinic Property Rights and Interests Shift Contract

* Information regarding the Officers and Directors of each entity listed above can be found in Item 5, below.

Business Development & Corporate Structure

Company

The Registrant was incorporated under the laws of Canada as Second Bavarian Mining Consulting Services, Inc. (“Second Bavarian”) on February 24, 2003.  On August 10, 2004, Second Bavarian amended and restated its Articles of Incorporation to change its name to Tubac Holdings, Inc. (“Tubac”) and to change its domicile to the State of Wyoming.  On September 15, 2006, Tubac formed a wholly-owned subsidiary in Nevada called China Vitup Health Care Holdings, Inc.  On October 2, 2006, through the completion of a merger with its wholly-owned subsidiary, China Vitup Nevada, Tubac changed its domicile to the State of Nevada and changed its name to China Vitup Health Care Holdings, Inc.  As a result of the merger, each share of Tubac was exchanged for one share of China Vitup Nevada; Tubac ceased to exist as a separate entity and China Vitup Nevada continued as the surviving company.

Wholly-Owned Subsidiaries

China Vitup Healthcare Holdings, Inc.

On November 15, 2006 the Registrant completed the closing under an Agreement for Share Exchange with China Vitup Healthcare Holdings, Inc., (“China Vitup BVI”) a British Virgin Islands corporation, and the shareholders (the “Shareholders”) of China Vitup BVI.  Under the terms of the Agreement for Share Exchange, the Registrant issued a total of 13,460,202 shares of its common stock in exchange for 50,000 shares of China Vitup BVI, representing 100% of the issued and outstanding common stock of China Vitup BVI (the “Share Exchange”). Upon completion of the Share Exchange, China Vitup BVI became a wholly owned subsidiary of the Registrant.   China Vitup BVI is a holding company that was established on June 29, 2006 to facilitate the operation of our affiliate medical clinic located in Dalian, China.

Dalian Vitup Management Holdings Co., Ltd.

As a holding company, China Vitup BVI owns 100% of the capital stock of Dalian Vitup Management Holdings Co., Ltd., (“Dalian Vitup Management”) a wholly owned foreign enterprise formed under the laws of the PRC on August 30, 2006.  Dalian Vitup Management is a holding company which was established for the purposes of facilitating the Registrant’s business operations in the PRC.

Due to PRC laws governing foreign ownership and investment in medical clinics in the PRC, Dalian Vitup Management does not directly own the entities in China through which the Registrant’s business operations are conducted.  Instead, Dalian Vitup Management controls those entities and their business operations through a series of exclusive contractual agreements which are more fully described below.  The contractual agreements are with the following variable interest entities and individuals: i) Dalian Vitup Healthcare Management Co., Ltd., (“Dalian Vitup Healthcare”) a limited liability company formed under the laws of the PRC on March 4, 2004; ii) Dalian Zhongshan Vitup Clinic (“Dalian Vitup Clinic”), a business which was registered as a sole-proprietorship under the laws of the PRC on January 10, 2006; and iii) Shubin Wang and Feng Gu, the sole shareholders of Dalian Vitup Healthcare.

Variable Interest Entities

Dalian Vitup Healthcare

Dalian Vitup Healthcare is a limited liability company that was formed under the laws of the PRC on March 4, 2004 with a registered capital of Renminbi Yuan (“RMB”) 8,000,000 (approximately US $970,756) provided by ShuBin Wang, one of our directors and our majority shareholder.  On March 6, 2004 Dalian Vitup Healthcare began providing medical services to Chinese citizens on an annual basis.  On September 1, 2006, Dalian Vitup Healthcare entered into the contractual agreements, all of which are discussed below, which established it as an operating affiliate of Dalian Vitup Management.

Dalian Vitup Clinic

The Dalian Vitup Clinic is a sole proprietorship that was registered under the laws of the PRC on January 10, 2006 with a registered capital of RMB 100,000 (approximately US $12,134), by ShuBin Wang, one of our directors and our majority shareholder; Shubin Wang is the sole proprietor and owner of the Dalian Vitup Clinic. In anticipation of becoming an affiliated entity with a publicly reporting company with the Securities and Exchange Commission, on or around April 1, 2006, Shubin Wang entered into a Shift Contract (the “Shift Contract”), discussed below, with Dalian Vitup Healthcare; the Shift Contract is one of the control agreements established to create our corporate structure.  On September 1, 2006, the Dalian Vitup Clinic entered into the contractual agreements, all of which, in conjunction with the Shift Contract are discussed below, which established the Dalian Vitup Clinic as an operating affiliate of Dalian Vitup Management.

Contractual Agreements

As noted above, the Registrant does not directly carry on any business operations due to PRC laws and does not have a direct ownership interest in Dalian Vitup Healthcare or the Dalian Vitup Clinic through which business operations are conducted.  However, through a series of contractual arrangements entered into by its wholly-owned subsidiary, the Registrant is able to: i) exert effective control over its PRC operating affiliates; ii) receive all the economic benefits derived from the business operations of its PRC operating affiliates, which in turn flow to the Registrant; and iii) have an exclusive option to purchase all or part of the equity interests in Dalian Vitup Healthcare.

The specific contractual agreements that allow the Registrant to exert effective control over its operating affiliates and receive all the economic benefits of the business activities of Dalian Vitup Healthcare and the Dalian Vitup Clinic are as follows: 1) a Loan Agreement; 2) a Share Pledge Contract; 3) an Exclusive Option Contract; 4) a Proxy Agreement; 5) an Amended Consulting Agreement; and 6) a Shift Contract (collectively referred to as the “Control Agreements”).  The following is a summary of the Control Agreements:

Loan Agreement

On September 1, 2006 ShuBinWang and Feng Gu entered into the Loan Agreement (“Loan Agreement”) with Dalian Vitup Management for the purpose of implementing the Registrant’s VIE structure.

Pursuant to the terms of the Loan Agreement:

•

Dalian Vitup Management loaned ShuBin Wang and Feng Gu RMB 8,000,000

(approximately US $970,756).

•

The loan is a non-interest bearing loan that is payable at will by ShuBin Wang and Feng Gu; the term payable at will means the loan does not have a maturity date; The loan is currently outstanding.

•

The term of the Loan Agreement is from the disbursement date of the loan to the date of full repayment of the loan.  Because the loan is payable at will by ShuBin Wang and Feng Gu, the Loan Agreement does not have a specific termination date.

•

Notwithstanding the foregoing, Dalian Vitup Management may demand full payment on the loan if any of the following events occur: i) ShuBin Wang or Feng Gu are fired or dismissed from Dalian Vitup Management or any of Dalian Vitup Management’s affiliates; ii) either ShuBin Wang or Feng Gu die or become incapacitated; iii) either ShuBin Wang or Feng Gu engage in or are involved in criminal conduct; iv) any third party files a claim against ShuBin Wang or Feng Gu in excess of RMB 100,000 (approximately US $13,215); or v) Dalian Vitup Management chooses to exercise its right to purchase the shares of Dalian Vitup Healthcare pursuant to its rights under the Exclusive Option Contract, which is more fully described below.  Aside from the foregoing, there are no events that would provide Dalian Vitup Management with the authority to demand immediate full repayment of the loan.

•

The loan is secured by ShuBin Wang and Feng Gu’s shares of stock in Dalian Vitup Healthcare through the Share Pledge Contract discussed below.

•

ShuBin Wang and Feng Gu may not, without the prior written consent of Dalian Vitup Management, sell, transfer, mortgage, pledge, dispose of by any other means or place any other secured rights on its shares and interests in Dalian Vitup Health Care.

•

Upon the full repayment of the balance of the loan, ShuBin Wang and Feng Gu are required to transfer 100% of their shares of stock in Dalian Vitup Healthcare, amounting to 100% of the capital stock of Dalian Vitup Healthcare, to Dalian Vitup Management, or a party designated by Dalian Vitup Management, in accordance with the laws of the PRC.

Share Pledge Contract

The Share Pledge Contract, dated September 1, 2006, is by and among Dalian Vitup Management, ShuBin Wang, Feng Gu, and Dalian Vitup Healthcare. Pursuant to the terms of the Share Pledge Contract:

•

ShuBin Wang and Feng Gu have pledged all of their equity interest in Dalian Vitup Healthcare, which amounts to 100% of Dalian Vitup Healthcare, to Dalian Vitup Management to secure their obligations under the relevant contractual control agreements, including but not limited to, their repayment obligations under the Loan Agreement.

•

ShuBin Wang and Feng Gu have each agreed not to transfer, sell, pledge or otherwise dispose of or create any encumbrance on their equity interest in Dalian Vitup Healthcare without the consent of Dalian Vitup Management.

•

The Share Pledge Contract terminates upon ShuBin Wang and Feng Gu’s fulfillment of their respective obligations under the Loan Agreement. However, as noted above, pursuant to the terms of the Loan Agreement, upon the full repayment of the balance of the loan, ShuBin Wang and Feng Gu are required to transfer 100% of their shares of stock in Dalian Vitup Healthcare, amounting to 100% of the capital stock of Dalian Vitup Healthcare, to Dalian Vitup Management, or a party designated by Dalian Vitup Management, in accordance with the laws of the PRC.

Exclusive Option Contract

The Exclusive Option Contract, dated September 1, 2006, is by and among Dalian Vitup Management, ShuBin Wang, Feng Gu, and Dalian Vitup Healthcare. Pursuant to the terms of the Exclusive Option Contract:

•

Dalian Vitup Management may, in its sole and absolute discretion, elect to purchase 100% of the stock owned by ShuBin Wang and Feng Gu in Dalian Vitup Healthcare, which amounts to 100% of the capital stock of Dalian Vitup Healthcare.

•

The Exclusive Option Contract provides that the price at which Dalian Vitup Management can purchase all of ShuBin Wang’s and Feng Gu’s interest in Dalian Vitup Healthcare shall be equal to the actual capital contributions that ShuBin Wang and Feng Gu paid for the option shares.  The aggregate capital contributions that ShuBin Wang and Feng Gu have paid for the option shares is US $1,000,000; therefore, the price at which Dalian Vitup Management can purchase all of Mr. Wang’s and Ms. Gu’s interest is US$1,000,000.  There are no current PRC laws in effect that would require any type of appraisal to determine the stock price of the option shares; however, in the event that PRC law were to require an appraisal to determine the stock price of the option shares, the parties agree that the purchase price shall be the lowest price allowed under the applicable laws.

•

Neither ShuBin Wang, Feng Gu, nor Dalian Vitup Healthcare may enter into any transaction that could materially affect Dalian Vitup Healthcare’s assets, liabilities, equity or operations without the prior written consent of Dalian Vitup Management.

•

Neither ShuBin Wang, Feng Gu, nor Dalian Vitup Healthcare will distribute any dividends without the prior written consent of Dalian Vitup Management.

•

Dalian Vitup Management, and/or its designee, has an exclusive option to purchase all of ShuBin Wang and Feng Gu’s interest in Dalian Vitup Healthcare; such interest comprises 100% of the Dalian Vitup Healthcare.

•

The Exclusive Option Contract terminates upon the fulfillment of ShuBin Wang and Feng Gu’s obligations under the Loan Agreement. However, as noted above, pursuant to the terms of the Loan Agreement, upon the full repayment of the balance of the loan, ShuBin Wang and Feng Gu are required to transfer 100% of their shares of stock in Dalian Vitup Healthcare, amounting to 100% of the capital stock of Dalian Vitup Healthcare, to Dalian Vitup Management, or a party designated by Dalian Vitup Management, in accordance with the laws of the PRC.

Proxy Agreement

The Proxy Agreement, dated September 1, 2006, is by and among ShuBin Wang, Feng Gu and Dalian Vitup Management.  Pursuant to the terms of the Proxy Agreement:

•

ShuBin Wang and Feng Gu granted Dalian Vitup Management full power and authority regarding any matters that require shareholder action as a result of ShuBin Wang and Feng Gu’s ownership interest in Dalian Vitup Healthcare; ShuBin Wang, the President and Chairman of the Board of Directors of Dalian Vitup Management, has the authority to act on behalf of, and make decisions for, Dalian Vitup Management.

•

The Proxy Agreement terminates upon the repayment of the loan by ShuBin Wang and

Feng Gu pursuant to the terms of the Loan Agreement discussed above.

Amended Consulting Agreement

On September 1, 2006, Dalian Vitup Management entered into a Consulting Agreement with Dalian Vitup Healthcare.  The Consulting Agreement was subsequently amended to further clarify Dalian Vitup Management’s right to receive substantially all of the economic interest of Dalian Vitup Healthcare.  The Amended Consulting Agreement, dated July 7, 2008, is by and among Dalian Vitup Management, and Dalian Vitup Healthcare.  Pursuant to the terms of the Amended Consulting Agreement:

•

Dalian Vitup Management will provide exclusive consulting services for Dalian Vitup Healthcare regarding: 1) services relating to health management; 2) services relating to the associate products in health management; 3) staff training; and 4) all other services required by Dalian Vitup Healthcare.

•

Dalian Vitup Healthcare pays Dalian Vitup Management a quarterly consulting fee of RMB 250,000 (approximately US $34,456).

•

Dalian Vitup Healthcare pays Dalian Vitup Management 90% of the net profit generated by Dalian Vitup Healthcare.

•

Dalian Vitup Healthcare pays Dalian Vitup Management technical services fees computed on an hourly basis for services rendered by Dalian Vitup Management, the pricing of which are determined by mutual agreement of the parties.

•

Subject to certain early termination provisions, the Amended Consulting Agreement is for an indefinite term and shall remain in full force and effect for the entire time period that Dalian Vitup Management remains in business.  Notwithstanding the foregoing: i) Dalian Vitup Healthcare may terminate the Amended Consulting Agreement if Dalian Vitup Management commits a gross fault, fraudulent or other illegal act, or becomes bankrupt; and ii) Dalian Vitup Management may terminate the Amended Consulting Agreement upon 30 days prior notice to Dalian Vitup Healthcare at any time.

Dalian Vitup Clinic’s Property Rights and Interests Shift Contract (the “Shift Contract”)

The Shift Contract dated April 1, 2006, is by and among ShuBin Wang and Dalian Vitup Healthcare.  Pursuant to the terms of the Shift Contract:

•

The parties agree and acknowledge that Dalian Vitup Healthcare is the beneficiary of all of titles of the property, rights and interests of Dalian Zhongshan Vitup Clinic.

•

The parties agree and acknowledge that the Dalian Vitup Clinic shall be managed and controlled by Dalian Vitup Healthcare.

•

The parties agree and acknowledge that Dalian Vitup Clinic is not an independent entity and that its revenue and income shall be consolidated with the financial statements of Dalian Vitup Healthcare.

•

The Shift Contract is for an indefinite term and may only be revised or terminated upon the mutual consent of both parties to the Contract.

The Shift contract ensures that Dalian Vitup Healthcare is the beneficiary of all of the property, rights, and interests of the Dalian Vitup Clinic, of which Shubin Wang is the sole owner.  The other control agreements, discussed above, provide Dalian Vitup Management with control over Dalian Vitup Healthcare.

The foregoing description of the Control Agreements is qualified in its entirety by reference to the Loan Agreement, Share Pledge Contract, Exclusive Option Contract, and Proxy Agreement which were filed as Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Company’s Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and are herein incorporated by reference, and the Amended Consulting Agreement, and Shift Contract, which were filed as Exhibits  10.14 and 10.6, respectively, to the Company’s Amendment No. 1 on Form 10/A with the Securities and Exchange Commission on July 23, 2008 and are herein incorporated by reference.

The Registrant believes that: (i) its corporate structure is in compliance with existing PRC Laws and regulations regarding foreign investment in the PRC medical industry; (ii) the contractual arrangements among Dalian Vitup Management, Dalian Vitup Healthcare, Dalian Vitup Clinic, ShuBin Wang and Feng Gu are valid, binding and enforceable and will not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations described herein are in compliance with existing PRC laws and regulations in all material respects.  However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations.  Accordingly, there can be no assurance that the PRC regulatory authorities will not in the future take a view that is contrary to the current opinion about the legality of our corporate structure.  Furthermore, if the PRC government finds the agreements that establish the structure for operating our medical services business do not comply with PRC government restrictions on foreign investment in medical institutes, we could be subject to penalties.

Business of Issuer

As noted above, the Registrant is not an operating business.  All of the business operations of the Registrant are conducted through its wholly-owned subsidiaries and its operating affiliates.  As used in this Form 10-K, unless otherwise specifically noted, from this point forward all references to the “Company,” “we,” “our” and “us” refer to the Registrant, and its wholly owned subsidiaries, China Vitup BVI and Dalian Vitup Management.   All references to “operating affiliate” unless otherwise specifically noted, collectively refers to Dalian Vitup Healthcare and the Dalian Vitup Clinic.

Currently, the majority of medical care services throughout the PRC are provided by government sponsored medical institutions and organizations which are often times overcrowded, under staffed, and under supplied.  Consequently, there are a limited number of private institutions providing medical care to PRC citizens, particularly citizens within the middle class.  The Company’s goal is to modernize the current healthcare industry in China by providing Chinese citizens with individualized healthcare services tailored specifically to their needs at private medical facilities throughout China.  Due to the overcrowding and high patient to doctor ratio that exists within the state sponsored medical facilities throughout China, we believe that the rapidly increasing middle class of China is interested in seeking viable alternatives to state sponsored medical facilities.  Through our operating affiliates, the Company aims to provide these individuals with an alternative to state sponsored medical facilities in the form of highly modern and upscale medical facilities where their clients can go to have their health monitored on a regular basis.

Currently, our operating affiliate offers integrated health management services designed specifically for the PRC population through its preventative care medical facility located in the city of Dalian, China.  The Company’s health services offered at its operating affiliate’s medical facility include physical examinations, health management plans, and guidance for medical treatment. Our operating affiliate assists its patients in maintaining a healthy status by comprehensively monitoring, analyzing and evaluating the patients and by predicting various risk factors that affect the health and well being of its patients.  In many instances, the Dalian Vitup Clinic, as a primary checkup facility, will refer its patients to specialized hospitals and health facilities throughout the world which are equipped to treat the   patient’s specific health problems and needs that the have been identified through a comprehensive checkup and monitoring procedures.

Our operating affiliate’s primary technique for evaluating and monitoring the health of its patients is through the implementation of its four-dimensional checkup model (the “Model”).  The Model consists of a blend of standard western medical checkup procedures, psychological evaluations, traditional Chinese medical consultations, and nutritional evaluations. The western aspect of the Model utilizes standard western medical procedures to evaluate and monitor the health of patients, including, but not limited to, the following checkup procedures: tumor screening, blood testing, ultra sound examinations, ophthalmic inspection, and oral cavity checkups.  In addition to the western aspect of the Model, our operating affiliate performs comprehensive psychological tests on its patients to assist them in determining life orientation and career choices.  The traditional Chinese medical aspect of the Model focuses on the utilization of standard Chinese medical methods to evaluate a patient’s health. Standard Chinese medical methods focus on a medical approach of monitoring and palpating the patient’s body to diagnose potential health problems that a patient may have, as well as prescribing herbal medications to address any health problems that a patient is experiencing. The final component of the Model is the nutritional evaluation.  Our operating affiliate uses various advanced technologies to analyze a patients’ body composition and ultimately establish nutritional programs geared towards the prevention of potential health problems.

Currently, our operating affiliate operates a 24,200 square foot medical clinic and pharmacy in Dalian, China, and a mobile medical clinic which is based out of the medical facility located in Dalian.  In conjunction with its medical facilities, our operating affiliate operates a 24 hour emergency medical hotline.  Through this service clients may call in for 24 hour assistance regarding any of their medical issues.

Additionally, as noted above, our operating affiliate operates a referral program through which it refers our existing patients to both domestic and international hospitals in the event they are in need of medical services which are not provided by the operating affiliate.

The Company has cooperative arrangements with several hospitals located throughout Beijing for the referral of patients who are in need of medical services which are not provided by the Company at its medical clinic.  In order to establish a cooperative relationship with a hospital, the Company executes a standard Cooperation Agreement which provides that: i) the hospital will provide high quality medical services to the Company’s clients; ii) the Company will provide all relevant medical information regarding the Company’s client to the hospital, which the hospital will keep confidential; and; iii) the Company will, based upon the fee-charging standard approved by the State, take responsibility for the payment of medical service expenses incurred by its client whom it referred to the hospital.  Each Cooperation Agreement is valid for a term of three years and may be extended through negotiation of the parties to the Cooperation Agreement.  The foregoing description of the Company’s standard Cooperation Agreement is qualified in its entirety by reference to the Cooperative Agreement which was filed as Exhibit 10.7 to the Company’s Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.  In addition to the cooperative arrangement with hospitals located in China, the Company has cooperative arrangements with the several international hospitals located in Japan for the referral of the Company’s patients.  The Company’s international referral program is another service that the Company provides to its patients.  Through the referral program, the Company may refer patients to different international medical facilities to ensure that the Company’s patients receive all necessary medical treatment.  The international referral program is not a material part of the Company’s business operations; rather, it is an additional service that the Company is able to provide to its patients to ensure that all of their medical needs are satisfied.

Our operating affiliates also maintain referral based strategic alliances through close relationships with individuals in Japan, the United Kingdom, and Canada. These strategic alliances are also designed to assist the Company and its operating affiliate with the acquisition and importation of medical equipment and products.   The purpose of these alliances is to facilitate our operating affiliate’s international patient referral program and promote the Company’s brand name to international businesses operating within the PRC.  However, neither the Company nor its operating affiliates have rendered any referral services over the last two years.

As noted above, the private healthcare industry is a small, but expanding, area of business in the PRC.  We believe that we will be able to fill an existing void in the PRC healthcare system by offering preventative care and providing the citizens of the PRC with an alternative to state sponsored medical facilities for their regular medical checkups.  Furthermore, by establishing relationships with existing health care facilities, we will be able to effectively and efficiently refer our patients to more advanced treatment centers to accommodate all of our patients’ medical needs.

Within the next three years, our objective is to establish additional medical clinics throughout China through which we are able to provide high quality medical care to Chinese citizens.  We currently have plans to establish affiliate medical clinics in the following cities, in the following order: 1) Beijing; 2) Shenyang. At proper time, we are going to copy our business model quickly and open more new clinics in economic developed cities all around China.

To facilitate our growth strategy, we have established a corporate headquarters and management team in Beijing to make the necessary preparations for the establishment of the additional affiliate medical facilities throughout China.  The management team will work to establish standards for all of our facilities and to create and implement a unified employee orientation and training program.  The management team located in Beijing will supervise the development of all additional facilities.

Customers and Marketing

Customers

Due to the overcrowding and high patient to doctor ratio that exists within the state sponsored medical facilities throughout China, we believe that the rapidly increasing middle class of China is interested in seeking viable alternatives to state sponsored medical facilities.  We aim to provide these individuals with an alternative to state sponsored medical facilities in the form of highly modern and upscale medical facilities where their clients can go to have their health monitored on a regular basis.  Additionally, we aim to establish a venue whereby Chinese citizens can establish and maintain lasting relationships with primary care physicians.

Our operating affiliate’s current customers, all of whom are discussed in detail below, are composed mainly of the following: i) Enterprises; ii) Government Agencies,; iii) Financial Agencies & Insurance Companies, iv) Members; and v) Individuals.

Enterprises

Our operating affiliate has established relationships with over thirty different business enterprises in China, both national and international.  These enterprises have enlisted the services of our operating affiliate to have it provide health checkups for the enterprises’ employees.  As we expand, we intend to solidify existing relationships between our customers and our operating affiliates, as well as establish new relationships, with other business enterprises in an effort to provide for the healthcare needs of business enterprises throughout China.

Government Agencies

A significant percentage of civil servants in China are required to have annual routine health checkups.  Our operating affiliate has established relationships with various’ governmental agencies through which the agencies have agreed to designate our operating affiliate as the medical checkup institute to perform the annual exams on the respective agencies’ employees. The government agencies pay an annual fee for this service.  Our operating affiliate currently has approximately 40 governmental agencies that it works with.

Financial Agencies & Insurance Companies

Our operating affiliate cooperates with various financial agencies and life insurance companies to provide the standard health checkup the financial agencies’ employees and potential life insurance candidates must undergo.  The financial agencies and insurance companies pay all of the checkup expenses.  These expenses are paid on a case-by-case basis at the time the checkup is performed.

Members

Members are identified as patients who have enlisted the services of our operating affiliate to monitor their health for a prolonged period. The Members pay a flat fee which entitles the Members to access to our operating affiliate’s medical services for a prescribed period, including an annual check-up.  Our operating affiliate has identified Members as one of its most lucrative potential client bases.  As such, our operating affiliate intends to focus significant efforts in rapidly increasing the number of Members.

As of July 1, 2008 our operating affiliate began to offer the following types of membership packages: (1) The Gold Package – The Gold Package entitles the Member to medical services and health monitoring for a period of one year at an price of 100,000 RMB (approximately US $14,562); this package provides members with annual health check-ups and priority access to our operating affiliate’s facilities and medical staff over members who participate in the Silver Package discussed below; and (2) The Silver Package – The Silver Package entitles the Member to medical services and health monitoring for a period of one year at a price of 20,000 RMB (approximately US $2,912.00); this package provides members with annual health check-ups and access to our operating affiliates’ facilities and medical staff.  The major difference between each of the foregoing packages is the amount and frequency of medical services provided to the different types of members.  For example, under the Gold Package, a member is entitled to 4 personalized health checkups during the course of the year, while the member who subscribes to the Silver Package is entitled to 1 personalized health checkup during the year.  Additional differences are as follows: i) under the Gold Package a member is afforded 24 hour access to our operating affiliate’s consultation service and is entitled to 13 house visits by our operating affiliate’s physicians; ii) under the Silver Package a member is afforded access to our operating affiliate’s consultation service during business hours, and is entitled to 3 house visits by our operating affiliate’s physicians.  As noted above, the major difference between the two packages is the amount and frequency of medical services provided to the different types of members.

Individuals

Individuals are classified as patients who have come to the clinic for a one-time health checkup.  Our operating affiliates offer a variety of Individual Checkup Packages depending upon the Individual’s age. Currently, approximately 3,140 individuals have participated in a one-time checkup.

Percentage of Revenue Attributable to Each Customer Type for Fiscal Years Ended 2007 and 2008

For the fiscal period that ended December 31, 2007, the foregoing customers accounted for the following percentages of the Company’s revenue from its business operations conducted at its affiliate medical clinic located in Dalian: Individuals and Members – 25%; Enterprises – 63%; Government Agencies – 7%; Insurance Companies – 2%; and general treatment – 3%.

For the fiscal period that ended December 31, 2008, the foregoing customers accounted for the following percentages of the Company’s revenue from its business operations conducted at its affiliate medical clinic located in Dalian: Individuals and Members – 21%; Enterprises – 55%; Government Agencies – 17%; Insurance Companies – 2%; and general treatment – 5%.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the fiscal years ended December 31, 2007 and December 31, 2008:

	2007		2008
Customer Type	% of Revenue	$ Amount of Revenue	% of Revenue	$ Amount of Revenue
Individuals & Members	25%	$504,832	21%	$453,237
Enterprises	63%	$1,272,176	55%	$1,170,815
Government Agencies	7%	$141,353	17%	$374,819
Insurance Companies	2%	$40,386	2%	$40,800
Members’ Families	0%	$0.00	0%	$0.00
General Treatment	3%	$60,580	5%	$114,667
TOTAL	100%	$2,019,327	100%	$2,154,338

Both the increase in the Company’s revenue, and the changes reflected in percentages of the Company’s revenue derived from its various customers is directly attributable to our marketing efforts. Specifically, due to these efforts to establish and cultivate relationships with government agencies, the Company’s overall revenue increased from 2007 to 2008.

Marketing

The Company intends to promote and market its brand name and services offered at its affiliate clinic in Dalian, as well as its future clinics through: 1) billboard advertisements on major arterial roads; 2) television advertisements; 3) newspaper and print advertisements; 4) electronic advertisements on the internet and the Company’s website; 5) large public events promoting the various clinics and services that are offered; 6) distribution of promotional literature promoting and advertising the clinics; and 7) and foreign advertising.

Competition

Currently, the majority of medical care services throughout the PRC are provided by government owned medical institutions and organizations which are often times overcrowded, under staffed, and under supplied.  Consequently, there are a limited number of private institutions providing medical care to PRC citizens, particularly citizens within the middle class.  The Company’s goal is to modernize the current healthcare industry in China by providing Chinese citizens with individualized healthcare services tailored specifically to their needs at private medical facilities throughout China.

As noted above, the Company’s only affiliated operational medical clinic is located in the city of Dalian.  Currently, within the four districts of Dalian there are 12 state sponsored hospitals and one state sponsored medical check-up facility.  With the exception of our affiliate clinic in Dalian, there are no other private medical facilities in the city.

Intellectual Property

The Company does not own any trademarks or patents on any of the products that its operating affiliates sell, or methods that these operating affiliates utilize in their medical clinics.  There may be patents issued or pending that are held by others and cover significant parts of our business methods or services. We cannot be certain that our products or business methods do not or will not infringe on any valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims, from time to time, relating to the intellectual property of others in the ordinary course of our business.

In addition, we may license products or technology from third parties. The market is evolving and we may need to license additional products or technologies to remain competitive. We may not be able to license these products or technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology or products into our services. Our inability to obtain any of these licenses could delay our business development until alternative technologies can be identified, licensed and integrated.

Governmental Regulations

Our operations are subject to and affected by various PRC state and local laws and regulations.  These laws and regulations include those related to the areas of healthcare, medicine, and foreign investment in medical institutions within China.  In particular, our operations are subject to the provisions and regulations under: i) Regulation On Administration of Medical Institutions (the “Regulation”), established in September 1, 1994; ii) Detailed Rules For Implementation of the Regulation On Administration of Medical Institutions (the “Rules”), established in September 1, 1994; and iii) Interim Measures for the Administration of Sino-Foreign Equity Joint and Cooperative Joint Medical Institutions

(the “Interim Measures”), established in July 1, 2000.  The following discussion provides an overview of the foregoing regulations and the impact they have on our business.

Regulation On Administration of Medical Institutions & Detailed Rules For Implementation of the Regulation On Administration of Medical Institutions

The Regulation On Administration of Medical Institutions & the Detailed Rules For Implementation of the Regulation On Administration of Medical Institutions were collectively established by the PRC government for the purpose of strengthening the administration of medical institutions within China and for promoting the development of medical and public health services in China.  Pursuant to the terms of the Regulation, and the accompanying Rules which were promulgated thereunder, prior to engaging in its business operations, Dalian Vitup Healthcare was required to apply for and obtain an “Approval Certificate for the Establishment of Medical Institution,” from the Public Health Administrative Department of Local People’s Government above county level (the “Public Health Department”).  Additionally, prior to engaging in the business of providing medical services, Dalian Vitup Healthcare was required to obtain from the Public Health Department a “Practice License of Medical Institution.”

Currently, pursuant to the Regulation and the Rules, the business operations of Dalian Vitup Healthcare are subject to the supervision of the Public Health Department.  In the event that the Public Health Department determines that Dalian Vitup Healthcare’s business operations are not in compliance with either the Regulations or the Rules, Dalian Vitup Healthcare could be subject to penalties.  The penalties include, but are not limited to: i) a penalty if Dalian Vitup Healthcare failed to operate with a valid “Practice License of Medical Institution,” which could result in a fine of up to RMB 3,000 (US $424); ii) a penalty if Dalian Vitup Healthcare were to sell, lend, or transfer its “Practice License of Medical Institution, which could result in a monetary fine of up to RMB 3,000 (US $424); or iii) a penalty if the Dalian Vitup Healthcare were to employ an individual who did not have the requisite qualification certificate of public health technique, which could result in a monetary fine of up to RMB 3,000 (US $424).

Any future medical clinics that we establish will be required to comply with all of the foregoing governmental regulations. Failure to comply with PRC governmental regulations could materially and adversely affect our business and operation and may substantially increase the cost of providing our services.

Interim Measures for the Administration of Sino-Foreign Equity Joint and Cooperative Joint Medical Institutions

The Interim Measures for the Administration of Sino-Foreign Equity Joint and Cooperative Joint Medical Institutions were established by the PRC government in July, 2000, for the express purpose of enhancing the administration of Chinese – foreign joint equity ventures and cooperative medical institutions, and promoting the development of the medical industry within China. The Interim Measures are supervised by the Ministry of Health and the Ministry of Foreign Trade and Economic Cooperation (“MOFTEC”) and are administered by an Administrative Department of Health at the municipal level.  The Interim Measures establish the protocols and procedures for the implementation of either a Chinese-foreign joint venture or a cooperative medical institution.  Pursuant to the Interim Measures, any party seeking to establish either a Chinese-foreign joint venture or cooperative medical institution must go through the application process set forth in the Interim Measures, and must ultimately obtain approval from the Ministry of Health and MOFTEC for the contemplated joint venture.  Once the joint venture is approved, the joint venture is subject to both the Regulation On Administration of Medical Institutions & the Detailed

Rules For Implementation of the Regulation On Administration of Medical Institutions, discussed above.  Dalian Vitup Healthcare received the approval required under the Interim Measures for the Administration of Sino-Foreign Equity Joint and Cooperative Joint Medical Institutions on April 1, 2004.

Employees

The Company and its operating affiliates currently have seventy (70) full-time employees.  Thirty-two (32) of the current employees hold medical degrees from universities throughout China.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934 which requires us to file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the SEC at 100 F Street, NE, Room 1580, Washington D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 at prescribed rates. The public could obtain information on the operation of the public reference room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC's Internet website at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2.

 PROPERTIES.

Medical Clinic

Lease Agreement

On January 12, 2004, the Registrant’s operating affiliate, Dalian Vitup Healthcare entered into a House Lease Agreement with Shubin Wang for the lease of a portion of the premises housing its medical clinic. Pursuant to the terms of the House Lease Agreement, Dalian Vitup Healthcare leased a portion of the property located at No. 108-1, 108-2, Nanshan Road, Zhongshan District, Dalian for a period of 15 years at an initial annual rental rate of RMB 100,000 (approximately US $13,835.30). Pursuant to the terms of the House Lease Agreement, the lease is for a term of 15 years, the lease is not cancelable, and the annual rental rate will be adjusted every two years through consultation between the parties.  Additionally, under the House Lease Agreement, Dalian Vitup Healthcare is responsible for the payment of all taxes, expenses and other relevant charges arising out their occupation of the leased premises.  A copy of the House Lease Agreement was filed as Exhibit 10.8 to the Company’s Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.   On March 12, 2006, the parties agreed to adjust the annual rental rate in the House Lease Agreement to RMB 348,000 (approximately US

$49,983.40), effective April 2006.  A copy of the Supplemental House Lease Agreement with the information relating to the adjustment of the annual rental rate is filed as Exhibit 10.15 to this report on Form 10-K, and is herein incorporated by reference.

On August 15, 2006, Dalian Vitup Management entered into a House Lease Agreement with Shubin Wang for the lease of office space.  Pursuant to the terms of the House Lease Agreement, Dalian Vitup Management leased a portion of the property located at No No. 108-1, 108-2, Nanshan Road, Zhongshan District, Dalian for a period of 20 years at an annual rental rate of RMB 5,800 (approximately US $833).  Pursuant to the terms of the House Lease Agreement, the lease is not cancelable, and the annual rental rate will be adjusted every two years through consultation between the parties.  Additionally, under the House Lease Agreement, Dalian Vitup Management is responsible for the payment of all taxes, expenses and other relevant charges arising out their occupation of the leased premises.  The foregoing description of the House Lease Agreement is qualified in its entirety by reference to the House Lease Agreement which is filed as Exhibit 10.16 to this report on Form 10-K.

Mobile Medical Check-up Facility

Our operating affiliate operates a mobile medical check-up facility which is based at its facility in Dalian.  The mobile medical facility is located in a converted passenger bus and is designed to provide the Company with the ability to offer its medical check-up services on-site at its various customers’ business operations and factories.  The mobile clinic contains a variety of modern medical equipment.

Equipment

Within our medical facilities and mobile medical clinic, our operating affiliates own and utilize a variety of modern medical devices for diagnosis and treatment, including, but not limited to: a) a Quantum Resonance Spectrometer; b) an Acuson Aspen Siemens Color Ultrasound System; c) an Osteospace; d) a Body Composition Analyzer; e) a Blood Lead Detector; f) a Remote Control X-Ray System; g) an Automatic Biochemical Analyzer; and h) a Japanese Full Automatic Blood Cell Counter.

ITEM 3.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Registrant's common stock is approved for quotation on the pink sheets under the symbol CVPH.  However, there is no existing trading market for the shares. The Registrant currently has 15,000,000 shares of common stock issued and outstanding.

The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim periods, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2007	HIGH	LOW
Quarter Ended March 31	$2.00	$0.05
Quarter Ended June 30	$2.25	$.00001
Quarter Ended September 30	$2.25	$0.23
Quarter Ended December 31	$2.25	$0.20

2008	HIGH	LOW
Quarter Ended March 31	$2.05	$0.20
Quarter Ended June 30	$1.75	$0.35
Quarter Ended September 30	$1.25	$0.10
Quarter Ended December 31	$1.35	$0.50

Holders

The Registrant currently has 15,000,000 shares of common stock issued and outstanding.  As of March  31, 2009, the Registrant’s stock was owned by 41 holders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2007 or 2006.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

Equity Compensation Plan

We do not have an equity compensation plan.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview

China Vitup Health Care Holdings, Inc., a Nevada corporation is a holding company which, through its wholly-owned subsidiaries and operating affiliates, is engaged in the business of providing healthcare services to customers in China.  Presently, the Registrant has an affiliate relationship with a single medical clinic which is a 24,200 square foot facility located in Dalian, China, through which it offers integrated healthcare services designed specifically to fit the needs of the Chinese population.  At the clinic in Dalian, the Registrant’s operating affiliate both monitors the health of its patients through regularly scheduled check-ups, and works to diagnose its patients’ different ailments and establish appropriate treatment procedures for such ailments.  Since the facility in Dalian is primarily a preventative care facility patients who require medical treatment which is more than preventative in nature are referred to hospitals and other health facilities.

Our operating affiliate offers integrated health management services designed specifically for the PRC population through its preventative care medical facility located in the city of Dalian, China.  The health services offered at our operating affiliate’s medical facility includes physical examinations, health management plans, and guidance for medical treatment. Our operating affiliate’s assists its patients in maintaining a healthy status by comprehensively monitoring, analyzing and evaluating the patients and by predicting various risk factors that affect the health and well being of its patients.  In many instances our operating affiliate, as primary checkup facilities, will refer its patients to specialized hospitals and health facilities throughout the world which are equipped to treat the Company’s patient’s specific health problems and needs that the Company has identified through its comprehensive checkup and monitoring procedures.

Within the next three years, it is our objective is to establish an additional two affiliated medical clinics throughout China through which we are able to provide high quality medical care to Chinese citizens.  We will model our clinics after the clinic that we currently operate in Dalian.  We anticipate establishing medical clinics in the following cities, in the following order: 1) Beijing; and 2) Shenyang. At proper time, we are going to copy our business model quickly and open more new clinics in economic developed cities all around China

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal years ended December 31, 2008 and 2007.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operations for the Fiscal Year Ended December 31, 2008 Compared to the Fiscal Year Ended December 31, 2007

Revenues

During the fiscal year ended December 31, 2008, the Company had total operating revenue in the amount of $2,033,156.  Of this $1,918,494 was directly attributable to revenue generated from the Company’s healthcare management service, and $114,662 was attributable to the Company’s Chinese medical service.

During the fiscal year end December 31, 2007, the Company had total operating revenue in the amount of $1,918,188.  Of this $1,856,179 was directly attributable to revenue generated from the Company’s healthcare management service, and $62,009 was attributable to the Company’s Chinese medical service.

The increase in total operating revenue from 2007 to 2008 was due to the  an increase of approximately $233,000 in revenue derived from services provided to government agencies and an increase of approximately $50,000 in revenue derived from general treatment services, offset by a decrease of approximately $50,000 in revenue derived from services provided to individuals and members and a decrease of approximately $100,000 in revenues derived from enterprises. After deducting the business tax and taking the exchange rate into consideration, 2008 revenue exceeded 2007 revenue by approximately $100,000.  The following chart illustrates the changes in our Revenue for the fiscal year ended December 31, 2008, as compared to the fiscal year ended December 31, 2007:

	Year ended December 31,
	2008	2007	% Change
Health management service revenue:
- Product sale	-	$237,164	(100)%

- Service revenue	$1,918,494	$1,619,015	18.5%

Total Health management service revenue:	$1,918,494	$1,856,179	3.3%

	Year ended December 31,
	2008	2007	% Change
Chinese medical service revenue:
- Product sale	$82,522	$53,345	55%
- Service revenue	$32,140	$8,664	271%

Total Chinese medical service revenue	$114,662	62,009	85%

Costs of Revenue

The cost of revenue for the fiscal year ended December 31, 2008 was $1,150,507 as compared to $801,637 for the fiscal year ended December 31, 2007.  The increase in cost of revenue was attributable to several factors including an increase of approximately $209,000 in staff salaries and related employee expenses, an increase of approximately $83,000 in depreciation expense, an increase in the cost of medical consumables of approximately $70,000 which is attributable to domestic inflation in China, and a reduction in the exchange rate between the Chinese yuan and the US dollar. In 2007, the average exchange rate was 7.560 yuan per dollar; while in 2008, the average exchange rate decreased to 6.962 yuan per dollar.

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2008 were $738,849.  Of this, $198,937 was allocated to depreciation, $489,096 was used in general and administrative expenses, and $50,816 was used for rental expenses.

Our operating expenses for the fiscal year ended December 31, 2007 were $656,974.  Of this, $168,294 was allocated to depreciation, $441,881 was used in general and administrative expenses, and $46,799 was used for rental expenses.

The increase in our aggregate operating expenses from 2007 to 2008 was mainly due to an increase of approximately $30,000 in depreciation expenses as a result of an increase of approximately $260,000 in fixed assets during the fiscal year, and increases in property taxes and maintenance expenses for the business premises.

 The following chart illustrates the changes in our operating expenses for the fiscal year ended December 31, 2008, as compared to the fiscal year ended December 31, 2007:

	Year ended December 31,
	2008	2007	% Change
Operating expenses:
Depreciation	$198,937	$168,294	18%
General and administrative	$489,096	$441,881	10.7%
Rental expense – related party	$50,816	$46,799	8.6%

Total operating expenses	$738,849	$656,974	12.5%

Net Income

Net income for the fiscal year ended December 31, 2008 was $120,618 as compared to net income of $409,771 for the fiscal year ended December 31, 2007. The decrease in net income was attributable to the increase in the operating revenue that the Company experienced.

Income Tax Expense

The Company’s Income Tax Expense for the fiscal year ended December 31, 2008 was $52,970, as compared to Income Tax Expense in the amount of $63,928 for the fiscal year ended December 31, 2007.  The decrease in Income Tax Expense was mainly attributable to a reduction in the applicable income tax rate from 33% to 25%.  The following chart illustrates the changes in our Income Tax Expense for the fiscal year ended December 31, 2008, as compared to the fiscal year ended December 31, 2007:

	Year ended December 31,
	2008	2007	% Change

Income tax expense	$52,970	$63,928	17%

Liquidity and Capital Resources

As noted above, within the next three years, it is our objective to establish an additional eleven medical clinics throughout China through which we are able to provide high quality medical care to Chinese citizens.  We will model our clinics after the clinic that we currently operate in Dalian.  We anticipate establishing affiliate medical clinics in the following cities, in the following order: 1) Beijing; and 2) Shenyang. At proper time, we are going to copy our business model quickly and open more new clinics in economic developed cities all around China We estimate that it will cost approximately $5,000,000 to open each new facility.  The costs associated with the opening of each clinic will ultimately depend upon the location the clinic.  We anticipate that the funding for the clinics will come from equity sales and private funding from Mr. ShuBin Wang, one of our directors, and Feng Gu our Chief Executive Officer. The cost of each clinic will depend on the location of each facility.

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

Total Current Assets & Total Assets

As of December 31, 2008, our audited balance sheet reflects that we have: i) total current assets of $1,378,785, as compared to total current assets of $1,337,974 at December 31, 2007; and ii) total assets of $2,633,921 as of December 31, 2008 compared to total assets of $2,715,094 as of December 31, 2007, a decrease of $81,173, or approximately 3%.  The decrease in the Company’s total assets from December 31,

2007 to December 31, 2008 was primarily attributable to changes in the Company’s cash and cash equivalents. As of December 31, 2008, our balance sheet reflects that we have cash and cash equivalents of $395,156 as compared to $651,598 at December 31, 2007, a decrease of $256,442, or approximately 39%.  The decrease in the Company’s cash and cash equivalents from December 31, 2007 to December 31, 2008 was primarily attributable to the fact that there was a substantial increase in cash used in operating expenses in 2008 as a result of the current economic situation, and the fact that the company used available cash to pay off liabilities accrued in previous years shown on the balance sheet as amounts due to directors.

Total Current Liabilities

As of December 31, 2008, our audited balance sheet reflects that we have total current liabilities of $418,094, compared to total current liabilities of $766,590 at December 31, 2007, a decrease of $348,496, or approximately 45%.  The decrease in the Company’s total current liabilities from December 31, 2007 to December 31, 2008 was primarily attributable to the fact that we do not have any amounts due directors.  As of December 31, 2008, our audited balance sheet reflects that we have amounts due to directors of $nil, as compared to $387,069 as of December 31, 2007.  The decrease in our amounts due to directors was attributable to the fact that in 2008 the amounts due to directors was paid back to directors.

Cash Flow

A summary of our cash flows for the fiscal year ended December 31, 2008 and 2007 is as follows:

Year Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007

Net cash provided by operating activities	$1,138,364	$541,298
Net cash used in investing activities	$(529,815)	$(894,588)
Net cash (used in) provided by financing activities	$(912,712)	$406,892
Effect of exchange rate change on cash and cash equivalents	$47,721	$66,528
Net Change in Cash and Cash equivalents	$(256,442)	$120,130

Cash and Cash Equivalents, Beginning of Year	$651,598	$531,468

Cash and Cash Equivalents End of Year	$395,156	$651,598

Year Ended December 31, 2008 Net cash provided by our operating activities was $1,138,364for the fiscal year ended December 31, 2008.  The major source of cash inflow from our operating activities was net income of $120,618 and depreciation of $466,037. Changes in operating assets and liabilities included cash inflow resulting from an increase in prepayments, deposits and other receivables of $449,481 and accounts receivables of $122,099. For the fiscal year ended December 31, 2008, our net cash used in investing activities was $529,815 which arose from the acquisition of new medical equipment and prepayment to equipment vendor.  Our net cash used in financing activities was $912,712 which arose from the advances to directors.

Year Ended December 31, 2007 Net cash provided by our operating activities was $541,298 for the fiscal year ended December 31, 2007.  The major source of cash inflow from our operating activities was net income of $409,771. Changes in operating assets and liabilities included cash inflow resulting from an increase in account payables of $257,819 and an increase in amounts due to directors of $406,892. This cash inflow was offset by cash outflow from an increase in prepayments, deposits and other receivables of $464,652. For the fiscal year ended December 31, 2007, our net cash used in investing activities was $894,588 which arose from the acquisition of new medical equipment. There is no cash inflow or outflow from financing activities for the fiscal year ended December 31, 2007.

Changes in Operating Assets and Liabilities

Below are the major changes in operating assets and liabilities under cash flows from operating activities for the fiscal year ended December 31, 2008 and 2007:

Fiscal Year Ended December 31, 2008 and 2007

	Year ended December 31,
	2008	2007
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	$ 449,481	$ (464,652)
Accounts payable	$(33,022)	$257,819
Accounts receivable	$122,099	$31,733

Prepayments, deposits and other receivables Our changes in prepayments, deposits and other receivables increased from ($464,652) in 2007 to $449,481 in 2008.  The increase from 2007 to 2008 was primarily a result of the repayment from other receivables.

Accounts Payable As reflected in our statements of cash flow, there was an overall decrease of approximately $33,000 in our accounts payable in 2008.  This change was attributable to the fact that there was an increase of approximately $135,000 in accounts payable due to unpaid medical consumables and assets in 2008 while paid accounts payable were reduced by approximately $168,000.

Accounts Receivable As reflected on our statements of cash flow, our changes in accounts receivable increased from $31,733 in December 31, 2007 to $122,099 in December 31, 2008.  The change in accounts receivable was primarily attributable to fact that we intensified our efforts to collect outstanding accounts receivable in 2008.  We collected accounts receivable totaling $131,217 while the amount of outstanding accounts receivable increased by approximately $9,118 in 2008.  As a result, accounts receivable decreased by approximately $122,099 during 2008.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X  are attached to this report.

J:\China

CHINA VITUP HEALTH CARE HOLDINGS, INC. Consolidated Financial Statements For The Years Ended December 31, 2008 and 2007 (With Report of Independent Registered Public Accounting Firm Thereon)

ZYCPA COMPANY LIMITED

Certified Public Accountants

2 inch high

CHINA VITUP HEALTH CARE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

China Vitup Health Care Holdings, Inc.

We have audited the accompanying consolidated balance sheets of China Vitup Health Care Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended December 31, 2008 and 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of operations and cash flows for the years ended December 31, 2008 and 2007 and in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited

(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)

Certified Public Accountants

Hong Kong, China

April [x], 2009

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$395,156	$651,598
Accounts receivable, trade	99,188	209,180
Amount due from directors	519,358	-
Inventories	536	4,113
Prepayments, deposits and other receivables	364,547	473,083
Total current assets	1,378,785	1,337,974

Non-current assets:
Plant and equipment, net	1,255,136	1,377,120
TOTAL ASSETS	$2,633,921	$2,715,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,135	$225,547
Deferred revenue	20,558	5,572
Amounts due to directors	-	387,069
Income tax payable	19,392	52,655
Accrued liabilities and other payables	171,009	95,747
Total current liabilities	418,094	766,590

Long-term liabilities:
Note payable, related party	970,756	970,756

Total liabilities	1,388,850	1,737,346

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no share issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 15,000,000 and 15,000,000 shares issued and outstanding as of December 31, 2008 and 2007	1,500	1,500
Additional paid-in capital	167,481	167,481
Accumulated other comprehensive income	299,220	152,515
Statutory reserve	202,636	179,820
Equity of VIE	(97,012)	(97,012)
Retained earnings	671,246	573,444
Total stockholders’ equity	1,245,071	977,748
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,633,921	$2,715,094

See accompanying notes to consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2008	2007

Operating revenue, net	$2,033,156	$1,918,188

Cost of revenue (inclusive of depreciation)	1,150,507	801,637

Gross profit	882,649	1,116,551

Operating expenses:
Depreciation	198,937	168,294
Rental expense – related party	50,816	46,799
General and administrative	489,096	441,881

Total operating expenses	738,849	656,974

INCOME FROM OPERATIONS	143,800	459,577

Other income:
Interest income	559	1,946
Other income	29,229	12,176

Total other income	29,788	14,122

INCOME BEFORE INCOME TAXES	173,588	473,699

Income tax expense	(52,970)	(63,928)

NET INCOME	$120,618	$409,771

Other comprehensive income:
- Foreign currency translation gain	146,705	109,505

COMPREHENSIVE INCOME	$267,323	$519,276

Net income per share – Basic and diluted	$0.01	$0.03

Weighted average shares outstanding – Basic and diluted	15,000,000	14,992,306

See accompanying notes to consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$120,618	$409,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	466,037	352,046
Loss (gain) on disposal of plant and equipment	5,039	(12,176)
Stock-based compensation to a director, non-cash	-	48,981
Changes in operating assets and liabilities:
Accounts receivable, trade	122,099	31,733
Inventories	3,791	4,663
Prepayments, deposits and other receivables	449,481	(464,652)
Accounts payable	(33,022)	257,819
Deferred revenue	14,386	(20,096)
Income tax payable	(36,224)	14,466
Accrued liabilities and other payables	26,159	(81,257)

Net cash provided by operating activities	1,138,364	541,298

Cash flows from investing activities:
Prepayments to equipment vendors	(269,775)	-
Purchase of plant and equipment	(260,040)	(894,588)

Net cash used in investing activities	(529,815)	(894,588)

Cash flows from financing activities:
Advances to directors	(1,236,506)	-
Advances from directors	323,794	406,892

Net cash (used in) provided by financing activities	(912,712)	406,892

Effect of exchange rate charge on cash and cash equivalents	47,721	66,528
NET CHANGE IN CASH AND CASH EQUIVALENTS	(256,442)	120,130

BEGINNING OF YEAR	651,598	531,468

END OF YEAR	$395,156	$651,598

SUPPLEMENTAL DISLCOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$66,593	$60,432
Cash paid for interest expense	$-	$-

See accompanying notes to consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Equity of VIE	Retained earnings	Total stockholder’s equity
	No. of share	Amount	No. of share	Amount
As of January 1, 2007	-	$-	14,967,346	$1,497	$118,503	$43,010	$96,634	$(97,012)	$246,859	$409,491

Stock-based compensation to a director, non-cash	-	-	32,654	3	48,978	-	-	-	-	48,981

Foreign currency translation adjustment	-	-	-	-	-	109,505	-	-	-	109,505

Net income for the year	-	-	-	-	-	-	-	-	409,771	409,771

Appropriation to statutory reserve	-	-	-	-	-	-	83,186	-	(83,186)	-

As of December 31, 2007	-	$-	15,000,000	$1,500	$167,481	$152,515	$179,820	$(97,012)	$573,444	$977,748

Foreign currency translation adjustment	-	-	-	-	-	146,705	-	-	-	146,705

Net income for the year	-	-	-	-	-	-	-	-	120,618	120,618

Appropriation to statutory reserve	-	-	-	-	-	-	22,816	-	(22,816)	-
As of December 31, 2008	-	$-	15,000,000	$1,500	$167,481	$299,220	$202,636	$(97,012)	$671,246	$1,245,071

See accompanying notes to consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.

ORGANIZATION AND BUSINESS BACKGROUND

China Vitup Health Care Holdings, Inc. (“CVPH” or the “Company”) was incorporated under the laws of Canada on February 24, 2003. The Company was originally organized as Second Bavarian Mining Consulting Services, Inc. On August 10, 2004, the Company changed its domicile to the State of Wyoming, United States of America and changed its name to Tubac Holdings, Inc. On October 2, 2006, the Company further changed its domicile to the State of Nevada and changed its current name to China Vitup Health Care Holdings, Inc.

CVPH, through its subsidiaries and variable interest entities (“VIEs”), is engaged in the provision of health management service and Chinese medical service in the People’s Republic of China (the “PRC”).

Recapitalization and reorganization

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

On September 1, 2006, the Company through Dalian Vitup Management Holdings Co., Ltd (“Dalian Vitup Management”) entered a series of contractual arrangements (the “Contractual Arrangements”) with Dalian Vitup Healthcare Management Co., Ltd. (“Dalian Vitup Healthcare”) and its shareholders in which Dalian Vitup Management effectively took over management of the business activities of Dalian Vitup Healthcare. The Contractual Arrangements are comprised of a series of agreements, including:

●

Loan Agreement, prior to the Loan Agreement, on March 4, 2004, Mr. Wang Shubin, the major shareholder of China Vitup BVI, made an interest-free loan of $970,756 (equivalent to RMB 8,000,000) to Dalian Vitup Healthcare as initial working capital (“Initial Loan”). Through the Loan Agreement on September 1, 2006, Mr. Wang Shubin transferred his creditor’s rights on the Initial Loan to Dalian Vitup Management. The term of the Loan Agreement is from the disbursement date of the loan to the date of full repayment of the loan. Because the loan is payable at will by Mr. Wang Shubin and Ms. Feng Gu, the loan does not have a specific termination date.

●

Share Pledge Agreement, through which the shareholders of Dalian Vitup Healthcare pledged their rights, title and equity interest in Dalian Vitup Healthcare as security for the loan provided by Dalian Vitup Mangement as stipulated in the Loan Agreement.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●

Exclusive Option Agreement, through which Dalian Vitup Healthcare’s shareholders granted Dalian Vitup Management the exclusive right and option to acquire all of their equity interests in Dalian Vitup Healthcare.

●

Proxy, signed by Dalian Vitup Healthcare’s 100% shareholders Mr. Wang Shubin and Ms. Feng Gu, which authorize the individuals appointed by Dalian Vitup Management to exercise all of their respective voting rights as a shareholder at Dalian Vitup Healthcare’s shareholder meetings.

●	Consulting Agreement, through which Dalian Vitup Mangaement will provide exclusive technical consulting and services to Dalian Vitup Healthcare for an annual fee of RMB 1,000,000.

●

Property, Rights and Interests Shift Agreement, through which the sole-proprietor of Dalian Vitup Clinic, Mr. Wang Shubin, transferred all of the property, rights, and interests of Dalian Vitup Clinic to Dalian Vitup Healthcare for an indefinite period.

Description of subsidiaries and variable interest entities

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

China Vitup Healthcare Holdings, Inc. (“China Vitup BVI”)	British Virgin Island, a limited liability company	Investment holding	10,000 issued shares of US$1 each	100%

Dalian Vitup Management Holdings Co., Ltd (“Dalian Vitup Management”)	The PRC, a limited liability company	Provision of consulting service in the PRC	RMB 1,000,000	100%

Dalian Vitup Healthcare Management Co., Ltd. (“Dalian Vitup Healthcare”)*	The PRC, a limited liability company	Provision of health management service in the PRC	RMB 8,000,000	100%

Dalian Zhongshan Vitup Clinic (“Dalian Vitup Clinic”)*	The PRC, sole proprietorship	Provision of Chinese medical consultation services in the PRC	RMB 100,000	100%

*

represents variable interest entity

CVPH and its subsidiaries and VIEs are hereinafter collectively referred to as (the “Company”).

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, China Vitup BVI, including its wholly-owned subsidiary, Dalian Vitup Management and its VIEs, Dalian Vitup Healthcare and Dalian Vitup Clinic. All significant inter-company balances and transactions have been eliminated in consolidation.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. Through a series of Contractual Arrangements in note 1, Dalian Vitup Management effectively took over management of daily business activities of Dalian Vitup Healthcare and Dalian Vitup Clinic. Accordingly, the Company determined Dalian Vitup Healthcare and Dalian Vitup Clinic are variable interest entities subject to consolidation under FIN 46R and Dalian Vitup Management is the primary beneficiary. As a result of the Contractual Arrangements effective from September 1, 2006, the operating results of the VIEs were included in the consolidated statement of operations of the Company thereon. The operating results of the VIEs for the period from their inceptions to August 31, 2006, before the effective date of becoming VIEs are recorded as “Equity from VIE” in the consolidated balance sheets.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. For the years ended December 31, 2008 and 2007, the Company did not record an allowance for doubtful accounts, nor have there been any write-offs.

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

●

Impairment of long-lived assets

In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of December 31, 2008 and 2007.

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

Healthcare consultation and medical consultation services are generally offered to the various groups of customers, including individual, corporations, government agencies and members. Members are enlisted in

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

the healthcare and medical consultation service for a certain period of time by paying a non-refundable fee to the Company in advance under several membership packages. The Company immediately records these advanced payments received from the members as deferred revenue and recognizes such revenue during the contractual service period when services are performed and rendered to the members.

Revenues from healthcare consultation and medical consultation services are recognized in the period that services are rendered, net of business tax. Revenue received in advance for future service is recorded as deferred revenue. Revenues from the sales of Chinese herbal medicine are recognized upon delivery of the related products. The Company records revenue, net of business tax, which is levied at 5% on the invoiced value of services. The business tax charged for the years ended December 31, 2008 and 2007 was $121,182 and $101,139 respectively.

For membership package sales that are considered multiple element transactions, the entire fee from the arrangement is bundled with an annual health check-up and free access to the Company’s health club for a prescribed time of period. The Company recognizes revenue in accordance with the provisions of the Emerging Issues Task Force (“EITF”) 00-21, Revenue Agreements with Multiple Deliverables (“EITF 00-21”). As a multiple element arrangement, total fees are allocated to each element based on vendor-specific objective evidence of fair value for each element or using the residual method, when applicable. Vendor specific fair value (“VSOE”) is established based on the sales price charged when the same element is sold separately. Vendor specific fair value of the undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Revenue from an annual health check-up is recognized when services are rendered. Revenue allocated to free access to the Company’s health club is recognized ratably over the contractual term, typically one year.

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the years ended December 31, 2008 and 2007, the Company has determined no reserve for these potential adjustments.

●

Cost of revenues

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges, depreciation on medical equipments and direct overhead.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Starting from January 1, 2007, the Company also adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended December 31, 2008 and 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2008 and 2007, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

●

Advertising costs

The Company expenses advertising costs are accounted for in accordance with SOP 93-7, “Reporting for Advertising Costs”. Advertising costs for the years ended December 31, 2008 and 2007 was $11,426 and $61,713, respectively.

●

Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. No such costs were incurred for the years ended December 31, 2008 and 2007.

●

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●

Net income per share

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company calculates net income per share in accordance with SFAS No.128, “Earnings per Share”. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of December 31, 2008 and 2007.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2008	2007
Years end RMB:US$1 exchange rate	6.8542	7.3141
Yearly average RMB:US$1 exchange rate	6.9623	7.5633

●

Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award or using the Black-Scholes pricing model and is recognized as expense over the appropriate service period.

●

Related parties

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

●

Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2008 and 2007, the Company operates in two reportable operating segments: Health Management Service and Chinese Medical Service.

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, amount due from directors, prepayments, deposits and other receivables, accounts payable, deferred revenue, amounts due to directors, income tax payable, accrued liabilities and other payables and note payable.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●

Recently accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred SFAS No. 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company does not have financial assets and liabilities that are accounted for using fair value measures in 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company has not elected fair value measurement for any of its assets and liabilities in 2008.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). SP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

FSP FAS 133-1 and FIN 45-4 does not have a material impact on the Company’s current financial position, results of operations or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 does not have a material impact on the Company’s current financial position, results of operations or cash flows.

3.

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of the followings:

	As of December 31,
	2008	2007

Prepayment to equipment vendors	$275,638	$167,145
Deposits	50,188	140,842
Advances to employees	33,073	133,224
Other receivables	5,648	31,872
	$364,547	$473,083

Prepayment to equipment vendors is expected to take the delivery of medical equipment within the next 12 months.

4.

PLANT AND EQUIPMENT, NET

Plant and equipment, net, consisted of the following:

	As of December 31,
	2008	2007

Leasehold improvements	$419,895	$419,895
Medical equipments	1,380,544	1,272,822
Motor vehicles	273,686	273,686
Furniture, fixtures and equipment	422,425	280,596
Foreign translation difference	247,810	90,972
	2,744,360	2,337,971
Less: accumulated depreciation	(1,367,718)	(911,001)
Less: foreign translation difference	(121,506)	(49,850)

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Net book value	$1,255,136	$1,377,120

Depreciation expense for the years ended December 31, 2008 and 2007 was $466,037 and $352,046, which included $267,100 and $183,752 in cost of revenue, respectively. All the plant and equipment were attributed from the VIEs and Dalian Vitup Management and measured at historical basis.

5.

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	As of December 31,
	2008	2007

Accrued expenses	$76,741	$83,866
Salaries payable	69,997	-
Welfare payable	-	4,270
Other tax payables	24,271	7,611
	$171,009	$95,747

6.

INCOME TAXES

For the years ended December 31, 2008 and 2007, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Years ended December 31,
	2008	2007
Tax jurisdiction from:
Local	$-	$(48,981)
Foreign	173,588	522,680
Income before income taxes	$173,588	$473,699

The provision for income taxes consisted of the following:

	Years ended December 31,
	2008	2007
Current:
- Local	$-	$-
- Foreign	52,970	63,928

Deferred:
- Local	-	-

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

- Foreign	-	-
Provision for income taxes	$52,970	$63,928

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries and VIEs that operate in various countries: British Virgin Island and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

CVPH is registered in the State of Nevada and is subject to the tax law of United States of America. No provision for income taxes have been made as CVPH has generated no taxable income for reporting years.

British Virgin Island

Under the current BVI law, China Vitup BVI is not subject to tax on income.

The PRC

The Company generated all of its net income from subsidiaries and variable interest entities operating in the PRC for the years reported. These subsidiaries and variable interest entities are subject to the Corporate Income Tax governed by the Income Tax Law of the PRC, at a statutory income rate of 33%.

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

Dalian Vitup Healthcare is a domestic company and is subject to the statutory tax rate of 25% and 33% in 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, Dalian Vitup Healthcare was granted a tax exemption under the tax law of the “Law of the Administration of Tax Collection”, “Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises” and “Implementation of the Provisional Regulation of the PRC on Corporate Income Tax” whereas CIT is calculated at a statutory rate of 25% based on 10% of net revenue generated from the provision of health management services. Dalian Vitup Healthcare generated its net revenue from its operation and has recorded income tax expense of $52,970 and $63,928 for the years ended December 31, 2008 and 2007.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Dalian Vitup Clinic is subject to applicable tax rate of 10% as a sole-proprietorship.

Dalian Vitup Management and Dalian Vitup Clinic are exempted from the PRC Corporate Income Tax due to cumulative operating loss for the years ended December 31, 2008 and 2007.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 30, 2008 and 2007 is as follows:

	Years ended December 31,
	2008	2007

Income before income taxes from PRC operation	$174,429	$522,341
Statutory income tax rate	25%	33%
Income tax expense at statutory rate	43,607	172,372

Effect from tax holiday	(18,045)	(128,738)
Net operating losses carryforward	32,072	44,278
Non-taxable items	(4,664)	(23,984)

Income tax expense	$52,970	$63,928

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating losses carryforward	$130,568	$117,870
Less: valuation allowance	(130,568)	(117,870)
Deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $130,568 and $117,870 as of December 31, 2008 and 2007, respectively. During 2008, the valuation allowance increased by $12,698, primarily relating to net operating loss carryforwards from the foreign tax regime.

7.

STOCK-BASED COMPENSATION

On March 27, 2007, the Company issued 32,654 shares of restricted common stock at the market quoted price of $1.50 per share for the director’s remuneration to Mr. Wang Shubin. The Company recognized the

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

stock-based compensation cost of $48,981 to the consolidated statements of operations for the year ended December 31, 2007.

8.

NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008	2007
Basic and diluted net income per share calculation
Numerator:
Net income in computing basic net loss per share	$120,618	$409,771

Denominator:
Weighted average ordinary shares outstanding	15,000,000	14,992,306

Basic and diluted net loss per share	$0.01	$0.03

9.

RELATED PARTY TRANSACTION

(a)

Related party transaction

For the years ended December 31, 2008 and 2007, the Company paid rent charge of $50,816 and $46,799, respectively to Mr. Wang Shubin, a major shareholder of the Company at the current market value in a normal course of business, for the following properties:

(i)

the healthcare facility center with a term of 15 years commencing from 2004 through 2019.

(ii)

the office premise with a term of 20 years commencing from 2006 through 2026.

(b)

Amounts due from (to) directors

As of December 31, 2008, the Company had a temporary advance in aggregate of $519,358, to Mr. Wang Shubin and Ms. Gu Feng, directors of the Company. The amount is unsecured, interest-free and receivable in the next twelve months. Subsequently, the directors repaid the full amount to the Company in March 2009.

As of December 31, 2007, the Company had a temporary advance in aggregate of $387,069 from Mr. Wang Shubin and Ms. Gu Feng, directors of the Company.  The amount was unsecured, interest-free and was repaid during the year ended December 31, 2008.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(c)

Note payable, related party

On September 1, 2006, Dalian Vitup Management, Mr. Wang Shubin and Ms. Gu Feng entered into a Loan Agreement (the “Agreement”). Under the Agreement, Dalian Vitup Management lent an aggregate amount of $970,756 (equivalent to RMB 8,000,000) to Mr. Wang and Ms. Gu Feng for the incorporation and business setup of Dalian Vitup Healthcare. The note was non-interest bearing and secured by Mr. Wang Shubin and Ms. Gu Feng’s equity shares in Dalian Vitup Healthcare. Unless the following situations would occur, the note would become payable at Mr. Wang Shubin and Ms. Gu Feng’s will:

(i)

Mr. Wang Shubin or Ms. Gu Feng are fired or dismissed from Dalian Vitup Management or any of Dalian Vitup Management’s affiliates;

(ii)

Either Mr. Wang Shubin or Ms. Gu Feng become deceased or incapacitated;

(iii)

Either Mr. Wang Shubin or Ms. Gu Feng engage in or are involved in criminal conduct;

(iv)

Any third party files a claim against Mr. Wang Shubin or Ms. Gu Feng in excess of $13,215 (RMB 100,000); or

(v)

Dalian Vitup Management has an option to exercise its right to purchase the shares of Dalian Vitup Healthcare with a written notice pursuant to its rights under the contractual arrangements.

As of December 31, 2008 and 2007, the Company had a note payable of $970,756 and $970,756, respectively to Mr. Wang Shubin, the major shareholder of the Company.

10.

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Health Management Service and Chinese Medical Service. The Company, through subsidiaries and VIEs, operates these segments in the PRC. Other than cash and cash equivalents of approximately $1,517 maintained in Hong Kong as of December 31, 2008, all the identifiable assets of the Company are located in the PRC during the year presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2008 and 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2008 and 2007:

	Year ended December 31, 2008
	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$-	$82,522	$-	$82,522
- Service revenue	1,918,494	32,140	-	1,950,634

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Total operating revenue, net	1,918,494	114,662	-	2,033,156
Cost of revenue	(1,101,141)	(49,366)	-	(1,150,507)
Gross profit	817,353	65,296	-	882,649
Depreciation	47,512	-	151,425	198,937
Net income (loss)	384,201	1,995	(265,578)	120,618
Expenditure for long-lived assets	$257,665	$-	$2,375	$260,040

	Year ended December 31, 2007
	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$237,164	$53,345	$-	$290,509
- Service revenue	1,619,015	8,664	-	1,627,679
Total operating revenue, net	1,856,179	62,009	-	1,918,188
Cost of revenue	(765,956)	(35,681)	-	(801,637)
Gross profit	1,090,223	26,328	-	1,116,551
Depreciation	67,400	-	100,894	168,294
Net income (loss)	592,588	(7,200)	(175,617)	409,771
Expenditure for long-lived assets	$202,570	$-	$692,018	$894,588

11.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s PRC subsidiaries and VIEs are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s PRC subsidiaries and VIE are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $49,305 and $19,682 for the years ended December 31, 2008 and 2007.

12.

STATUTORY RESERVES

Under the PRC Law, the Company’s subsidiary and VIE in the PRC are required to make appropriation to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2008 and 2007, the Company made an appropriation of $22,816 and $83,186 to the statutory reserve, respectively.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers and vendors

For the year ended December 31, 2008 and 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC and there are no customers and vendors who account for 10% or more of revenues and purchases.

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

(d)

Economic and political risks

Substantially all of the Company’s services are rendered in the PRC. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the PRC and not typically associated with companies in North America and Western Europe. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in the PRC.

14.

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company leases healthcare center and office premises in Dalian City, the PRC under non-cancelable operating leases from a related party. Costs incurred under operating leases are recorded as rent expense of $50,816 and $46,799 for the years ended December 31, 2008 and 2007.

As of December 31, 2008, future minimum rent payments due under a non-cancelable operating lease are as follows:

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Year ending December 31:
2009	$51,618
2010	51,618
2011	51,618
2012	51,618
Thereafter	316,195
Total:	$522,667

(b)

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $12,850 of biochemical reagent in a term of 3 years from 2009 through 2011. For the years ended December 31, 2008 and 2007, the Company incurred $0 and $13,672, respectively.

15.

COMPARATIVE FIGURES

Certain amounts presented in the prior period have been reclassified to conform to the current period financial statement presentation.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There was no change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position	Director or Officer Since

Mr. ShuBin Wang	43	Director	October 2006
Ms. Feng Gu	44	Director & Chief Executive Officer	October 2006
Mr. Xun Yuan	54	Director	October 2006
Mr. Laifu Zhong	67	Director	October 2006
Mr. Liming Gong	62	Director	October 2006
Ms. Yan Zheng	38	Chief Financial Officer	October 2006
Dr. Huang JuKun	37	Chief Medical Director	January 2007

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Mr. ShuBin Wang.  Mr. ShuBin Wang (“Mr. Wang”) has been the Chairman of the Board of Directors (the “Board”) of the Registrant since October 2006.  His primary responsibility is the general management of the Board.  In addition to serving on the Board, Mr. Wang also serves as: i) the Executive Director of the Registrant’s wholly-owned subsidiary, Dalian Vitup Management; ii) as the President and Director of the Registrant’s operating affiliate, Dalian Vitup Healthcare; and iii) as the Executive Director of the Registrant’s operating affiliate, the Dalian Vitup Clinic. Prior to beginning his tenure as the Chairman of the Board of the Registrant, Mr. Wang co-founded Dalian Vitup Healthcare in 2004.  Dalian Vitup Healthcare is the primary business operation of the Registrant.  In 1998, Mr. Wang founded a chain of Herbal Pharmacy stores located throughout China, which he actively managed until 2004.  From 1994 to 1998, Mr. Wang served as the manager of PACC (Pingan) Insurance, where he oversaw the company’s operations.    Mr. Wang holds a Master of Business Administration from the Dalian University of Science and Technology, located in Dalian City in the Liaoning Province of the PRC.

Ms. Feng Gu.  Ms. Feng Gu (“Ms. Gu”) has been the Chief Executive Officer (“CEO”) and a Director of the Registrant since October 2006.  In addition to serving in her various capacities for the Registrant, Feng Gu also serves as: i) the CEO of the Registrant’s wholly-owned subsidiary, Dalian Vitup Management; ii) as the CEO and Director of the Registrant’s operating affiliate, Dalian Vitup Healthcare; and iii) as the General Manager of the Registrant’s operating affiliate, the Dalian Vitup Clinic.  Ms. Gu worked as an Inspector for the Dalian Provincial Government from 1994 to 2004.  Prior to holding that position, she served as an Inspector of the Jilin Provincial Government from 1986 to 1994.  Ms. Gu holds a Law Degree from the Chang Chun University.

Mr. Xun Yuan.  Mr. Xun Yuan (“Mr. Yuan”) has been a Director of the Registrant since October 2006.  In addition to serving on the Board, from 1995 to the present, Mr. Yuan has served as the Deputy President of Dalian University located in Dalian, China.  Prior to becoming the Deputy President, from 1987 to 1995 Mr. Yuan served as the Section Chief of the Education Administration at the Medical College of Dalian University.  Additionally, Mr. Yuan served as a Teacher at the Dalian Hygiene School from 1983 to 1987.  He holds a Medical Degree from the China Medical University.

Mr. Laifu Zhong. Mr. Laifu Zhong (“Mr. Zhong”) has been a Director of the Registrant since October 2006.  In addition to serving on the Board, from 1974 to the present, Mr. Zhong has been a Professor of Preventative Medicine at the Dalian Medical University located in Dalian, China.   He also serves as the Chief of the Sino-Japanese Cooperation Medicament Science Research Institute at the Dalian University.

Mr. Liming Gong.  Mr. Liming Gong (“Mr. Gong”) has been the President and a Director of the Registrant since October 2006.  In addition to serving on the Board, from 1995 to the present, Mr. Gong has been the President at the Dalian Medical University, located in Dalian, China.   Prior to becoming the President at the Dalian Medical University, Mr. Gong served as the Deputy Chief of the Dalian Education Bureau from 1990 to 1995.  He holds a Bachelors Degree from the Liaoning Normal University.

Ms. Yan Zheng.  Ms. Yan Zheng (“Ms. Zheng”) has been the Chief Financial Officer (“CFO”) of the Registrant since October 2006.  In addition to serving as the CFO of the Registrant, Ms. Zheng also serves as: i) the CFO of the Registrant’s wholly-owned subsidiary, Dalian Vitup Management; and ii) as the CFO of the Registrant’s operating affiliate, Dalian Vitup Healthcare.  Prior to joining the Registrant, Ms. Zheng worked from 2005 to 2006 as the CFO of Dalian Panissoni, a software engineering company.  Additionally, from 2001 to 2005 she was the Financial Inspector General of Dalian Content Austria Health Management.  Ms. Zheng has a Master’s Degree in accounting from the Dalian Northeast Finance and Economics University.

Mr. Huang JuKun.  Mr. Huang JuKun (“Mr. Huang”) has been the Chief Medical Officer of the Registrant since January 2007.  In addition to serving as the Chief Medical Officer of the Registrant, Mr. Huang also serves as the Chief Medical Officer of the Registrant’s wholly-owned subsidiary, Dalian Vitup Management.  Prior to joining the Registrant, Mr. Huang worked as an advisor in the Academic Development Department of Xinyi Corp. from March 31, 2007 to May 21, 2007.  As an advisor in the Academic Development Department, Mr. Huang was responsible for the oversight of the medical and development department of Xinyi Corp.   From August 21, 2001 to March 31, 2007, Mr. Huang served as the President of The QiGong Institute of Traditional Chinese Medicine.  As the President of The Qigong Institute of Traditional Chinese Medicine, Mr. Huang was responsible for the review of traditional Chinese medicine of the QiGong Institute of Traditional Chinese medicine.

Family Relationships

Mr. ShuBin Wang, chairman of the Board, is married to Ms. Feng Gu, director and CEO of the Registrant.  Aside from the foregoing, there are no family relationships between any of the current directors or officers of the Registrant.

Directorships

None of the Registrant’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

None of the Registrant’s officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based upon a review of all filings regarding the Company which have been filed with the Securities and Exchange Commission, the Company believes that all Section 16(a) forms have been filed as required.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Audit Committee Expert

The Company does not have an Audit Committee

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth executive compensation for fiscal years ended December 31, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Shubin Wang, Chief Executive Officer	2008 2007	-- --	-- --	-- $48,981	-- --	-- --	-- --	-- --	-- $48,981(1)
Feng Gu, Chief Executive Officer	2008 2007	$13,789 $12,698	-- --	-- --	-- --	-- --	-- --	-- --	$13,789(2) $12,698(2)
Zheng Yan , Chief Financial Officer	2008 2007	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Huang Jukun , Chief Medical Officer	2008 2007	$4,309 --	-- --	-- --	-- --	-- --	-- --	-- --	$4,309 --

(1)

This amount represents 32,654 shares of the Company’s common stock that was issued in exchange for services rendered as a Director of the Registrant, which services were valued at $48,981, based on the share price of $1.50 for 32,654 shares of common stock at the grant date.

(2)

These figures represent funds paid to Feng Gu for her services rendered as the CEO of the Registrant’s subsidiary, Dalian Vitup Management.

Employment Agreements

We do not have signed employment agreements with our officers. We provide our officers with retirement benefits as required under PRC law.  We do not have any agreements for compensation of officers after their resignation or retirement.

Subsidiary Employment Agreements

The Company’s subsidiary Dalian Vitup Management. has entered into employment agreements with its executive officers.  The following discussion identifies and summarizes the employment agreements that Dalian Vitup Management has entered into with its executive officers:

Senior Management Staff Employment Contract – ShuBin Wang

On September 1, 2006 Dalian Vitup Management. entered into a five year employment contract with Mr. ShuBin Wang, pursuant to which, Dalian Vitup Management agreed to employ Mr. Wang as the President of the Board of Dalian Vitup Management.  The foregoing description of the Senior Management Staff Employment Contract with Shubin Wang is qualified in its entirety by reference to the agreement which was filed as Exhibit 10.9 to the Company’s  Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.

Senior Management Staff Employment Contract – Feng Gu

On September 1, 2006 Dalian Vitup Management entered into a five year employment contract with Ms. Feng Gu, pursuant to which Dalian Vitup Management  agreed to employ Ms. Gu as the Chief Executive

Officer of Dalian Vitup  Management Holdings Co., Ltd The foregoing description of the Senior Management Staff Employment Contract with Feng Gu is qualified in its entirety by reference to the agreement which was filed as Exhibit 10.10 to the Company’s  Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.

Senior Management Staff Employment Contract – Zheng Yan

On September 1, 2006 Dalian Vitup Management entered into a five year employment contract with Ms. Zheng Yan, pursuant to which Dalian Vitup Management agreed to employ Ms. Zheng Yan as the Chief Financial Officer of Dalian Vitup Management.  The foregoing description of the Senior Management Staff Employment Contract with Zheng Yan is qualified in its entirety by reference to the agreement which was filed as Exhibit 10.11 to the Company’s  Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.

Senior Management Staff Employment Contract – Huang JuKun

On September 1, 2006 Dalian Vitup Management entered into a five year employment contract with Mr. Huang Jukun, pursuant to which Dalian Vitup Management agreed to employ Mr. Jukun as the Chief Medical Officer of Dalian Vitup Management.  The foregoing description of the Senior Management Staff Employment Contract with Huang Jukun is qualified in its entirety by reference to the agreement which was filed as Exhibit 10.12 to the Company’s  Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.

Stock Option Plans

No member of Registrant’s management has been granted any stock option or stock appreciation right.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Registrant, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Registrant or its subsidiaries, or any change in control of the Registrant, or a change in the person's responsibilities following a change in control of the Registrant.

Future compensation of officers will be determined by the board of directors based upon the financial condition and performance of the Registrant, the financial requirements of the Registrant, and individual performance of each officer.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

Director Compensation

The Registrant’s directors are not paid any salary as compensation for services they provide as directors of the Registrant. Except as identified in the chart below, no additional amounts are payable to the Registrant's directors for committee participation or special assignments.

The following table sets forth the compensation of our directors for the fiscal year ended December 31, 2008:

	Fees Earned			Non-Equity
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total

Shubin Wang	--	--	--	--	--	--	--
Feng Gu	$13,789(1)	--	--	--	--	--	$13,789(1)
Xun Yuan	--	--	--	--	--	--	--
Laifu Zhong	--	--	--	--	--	--	--
Mr. Liming Gong	--	--	--	--	--	--	--

(1)

These figures represent funds paid to Feng Gu for her services rendered as the CEO of the Registrant’s subsidiary, Dalian Vitup Management.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2008, the ownership of each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	ShuBin Wang No. 108-1 South Road, Zhongshan District, Dalian, P.R. China	8,560,656(1)	57.1%
Common	Feng Gu No. 108-1 South Road, Zhongshan District, Dalian, P.R. China	8,560,656(2)	57.1%

(1)

This figure includes 3,392,865 shares owned directly by Feng Gu, ShuBin Wang’s wife, of which ShuBin Wang may be deemed to be the beneficial owner.

(2)

This figure includes 5,167,791 shares owned directly by ShuBin Wang, of which Feng Gu may be deemed to be the beneficial owner.

Security Ownership of Management

The following table sets forth, as of December 31, 2008, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	ShuBin Wang (1) No. 108-1 South Road, Zhongshan District, Dalian, P.R. China	8,560,656 (2)	57.1%
Common	Feng Gu (1) No. 108-1 South Road, Zhongshan District, Dalian, P.R. China	8,560,656(3)	57.1%
Common	Mr. Xun Yuan (1) No. 108-1 South Road, Zhongshan District, Dalian, P.R. China	0	0.0%
Common	Mr. Laifu Zhong (1) No. 108-1 South Road, Zhongshan District, Dalian, P.R. China	0	0.0%
Common	Mr. Liming Gong (1) No. 108-1 South Road, Zhongshan District, Dalian, P.R. China	0	0.0%
Common	Ms. Yan Zheng (1) No. 108-1 South Road, Zhongshan District, Dalian, P.R. China	0	0.0%
Common	Dr. JuKun Huang (1) No. 108-1 South Road, Zhongshan District, Dalian, P.R. China	0	0.0%
Common	All Directors and Officers as a Group (7 in total)	8,560,656	57.1%

(1)

Officer or Director of the Registrant

(2)

This figure includes 3,392,865 shares owned directly by Feng Gu, ShuBin Wang’s wife, of which ShuBin Wang may be deemed to be the beneficial owner.

(3)

This figure includes 5,167,791 shares owned directly by ShuBin Wang, of which Feng Gu may be deemed to be the beneficial owner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As noted above, the Registrant does not directly carry on any business operations due to PRC laws and does not have a direct ownership interest in the Dalian Vitup Clinic through which business operations are conducted.  However, through a series of contractual arrangements entered into by its wholly-owned subsidiary, the Registrant is able to: i) exert effective control over its PRC operating affiliates; ii) receive all the economic benefits derived from the business operations of its PRC operating affiliates, which in turn flow to the Registrant; and iii) have an exclusive option to purchase all or part of the equity interests in Dalian Vitup Healthcare.

The specific contractual agreements that allow the Registrant to exert effective control over its operating affiliates and receive all the economic benefits of the business activities of Dalian Vitup Healthcare and the Dalian Vitup Clinic are as follows: 1) a Loan Agreement; 2) a Share Pledge Contract; 3) an Exclusive Option Contract; 4) a Proxy Agreement; 5) a Amended Consulting Agreement; and 6) a Shift Contract (collectively referred to as the “Control Agreements”).  The following is a summary of these agreements, all of which are filed herewith as exhibits to the Company’s Form 10-K:

Loan Agreement

On September 1, 2006 ShuBinWang and Feng Gu entered into the Loan Agreement (“Loan Agreement”) with Dalian Vitup Management for the purpose of implementing the Registrant’s VIE structure.

Pursuant to the terms of the Loan Agreement:

•

Dalian Vitup Management loaned ShuBin Wang and Feng Gu RMB 8,000,000 (approximately US $970,756).

•

The loan is a non-interest bearing loan that is payable at will by ShuBin Wang and Feng Gu; the term payable at will means the loan does not have a maturity date; The loan is currently outstanding.

•

The term of the Loan Agreement is from the disbursement date of the loan to the date of full repayment of the loan.  Because the loan is payable at will by ShuBin Wang and Feng Gu, the Loan Agreement does not have a specific termination date.

•

Notwithstanding the foregoing, Dalian Vitup Management may demand full payment on the loan if any of the following events occur: i) ShuBin Wang or Feng Gu are fired or dismissed from Dalian Vitup Management or any of Dalian Vitup Management’s affiliates; ii) either ShuBin Wang or Feng Gu die or become incapacitated; iii) either ShuBin Wang or Feng Gu engage in or are involved in criminal conduct; iv) any third party files a claim against ShuBin Wang or Feng Gu in excess of RMB 100,000 (approximately US $13,215); or v) Dalian Vitup Management chooses to exercise its right to purchase the shares of Dalian Vitup Healthcare pursuant to its rights under the Exclusive Option Contract, which is more fully described below.  Aside from the foregoing, there are no events that would provide Dalian Vitup Management with the authority to demand immediate full repayment of the loan.

•

The loan is secured by ShuBin Wang and Feng Gu’s shares of stock in Dalian Vitup Healthcare through the Share Pledge Contract discussed below.

•

ShuBin Wang and Feng Gu may not, without the prior written consent of Dalian Vitup Management, sell, transfer, mortgage, pledge, dispose of by any other means or place any other secured rights on its shares and interests in Dalian Vitup Health Care.

•

Upon the full repayment of the balance of the loan, ShuBin Wang and Feng Gu are required to transfer 100% of their shares of stock in Dalian Vitup Healthcare, amounting to 100% of the capital stock of Dalian Vitup Healthcare, to Dalian Vitup Management, or a party designated by Dalian Vitup Management, in accordance with the laws of the PRC.

Share Pledge Contract

The Share Pledge Contract, dated September 1, 2006, is by and among Dalian Vitup Management, ShuBin Wang, Feng Gu, and Dalian Vitup Healthcare. Pursuant to the terms of the Share Pledge Contract:

•

ShuBin Wang and Feng Gu have pledged all of their equity interest in Dalian Vitup Healthcare, which amounts to 100% of Dalian Vitup Healthcare, to Dalian Vitup Management to secure their obligations under the relevant contractual control agreements, including but not limited to, their repayment obligations under the Loan Agreement.

•

ShuBin Wang and Feng Gu have each agreed not to transfer, sell, pledge or otherwise dispose of or create any encumbrance on their equity interest in Dalian Vitup Healthcare without the consent of Dalian Vitup Management.

•

The Share Pledge Contract terminates upon ShuBin Wang and Feng Gu’s fulfillment of their respective obligations under the Loan Agreement. However, as noted above, pursuant to the terms of the Loan Agreement, upon the full repayment of the balance of the loan, ShuBin Wang and Feng Gu are required to transfer 100% of their shares of stock in Dalian Vitup Healthcare, amounting to 100% of the capital stock of Dalian Vitup Healthcare, to Dalian Vitup Management, or a party designated by Dalian Vitup Management, in accordance with the laws of the PRC.

Exclusive Option Contract

The Exclusive Option Contract, dated September 1, 2006, is by and among Dalian Vitup Management, ShuBin Wang, Feng Gu, and Dalian Vitup Healthcare. Pursuant to the terms of the Exclusive Option Contract:

•

Dalian Vitup Management may, in its sole and absolute discretion, elect to purchase 100% of the stock owned by ShuBin Wang and Feng Gu in Dalian Vitup Healthcare, which amounts to 100% of the capital stock of Dalian Vitup Healthcare.

•

The Exclusive Option Contract provides that the price at which Dalian Vitup Management can purchase all of ShuBin Wang’s and Feng Gu’s interest in Dalian Vitup Healthcare shall be equal to the actual capital contributions that ShuBin Wang and Feng Gu paid for the option shares.  The aggregate capital contributions that ShuBin Wang and Feng Gu have paid for the option shares is US $1,000,000; therefore, the price at which Dalian Vitup Management can purchase all of Mr. Wang’s and Ms. Gu’s interest is US$1,000,000.  There are no current PRC laws in effect that would require any type of appraisal to determine the stock price of the option shares; however, in the event that PRC law were to require an appraisal to determine the stock price of the option shares, the parties agree that the purchase price shall be the lowest price allowed under the applicable laws.

•

Neither ShuBin Wang, Feng Gu, nor Dalian Vitup Healthcare may enter into any transaction that could materially affect Dalian Vitup Healthcare’s assets, liabilities, equity or operations without the prior written consent of Dalian Vitup Management.

•

Neither ShuBin Wang, Feng Gu, nor Dalian Vitup Healthcare will distribute any dividends without the prior written consent of Dalian Vitup Management.

•

Dalian Vitup Management, and/or its designee, has an exclusive option to purchase all of ShuBin Wang and Feng Gu’s interest in Dalian Vitup Healthcare; such interest comprises 100% of the Dalian Vitup Healthcare.

•

The Exclusive Option Contract terminates upon the fulfillment of ShuBin Wang and Feng Gu’s obligations under the Loan Agreement. However, as noted above, pursuant to the terms of the Loan Agreement, upon the full repayment of the balance of the loan, ShuBin Wang and Feng Gu are required to transfer 100% of their shares of stock in Dalian Vitup Healthcare, amounting to 100% of the capital stock of Dalian Vitup Healthcare, to Dalian Vitup Management, or a party designated by Dalian Vitup Management, in accordance with the laws of the PRC.

Proxy Agreement

The Proxy Agreement, dated September 1, 2006, is by and among ShuBin Wang, Feng Gu and Dalian Vitup Management.  Pursuant to the terms of the Proxy Agreement:

•

ShuBin Wang and Feng Gu granted Dalian Vitup Management full power and authority regarding any matters that require shareholder action as a result of ShuBin Wang and Feng Gu’s ownership interest in Dalian Vitup Healthcare; ShuBin Wang, the President and Chairman of the Board of Directors of Dalian Vitup Management, has the authority to act on behalf of, and make decisions for, Dalian Vitup Management.

•

The Proxy Agreement terminates upon the repayment of the loan by ShuBin Wang and Feng Gu pursuant to the terms of the Loan Agreement discussed above.

Amended Consulting Agreement

On September 1, 2006, Dalian Vitup Management entered into a Consulting Agreement with Dalian Vitup Healthcare.  The Consulting Agreement was subsequently amended to further clarify Dalian Vitup Management’s right to receive substantially all of the economic interest of Dalian Vitup Healthcare.  The Amended Consulting Agreement, dated July 7, 2008, is by and among Dalian Vitup Management, and Dalian Vitup Healthcare.  Pursuant to the terms of the Amended Consulting Agreement:

•

Dalian Vitup Management will provide exclusive consulting services for Dalian Vitup Healthcare regarding: 1) services relating to health management; 2) services relating to the associate products in health management; 3) staff training; and 4) all other services required by Dalian Vitup Healthcare.

•

Dalian Vitup Healthcare pays Dalian Vitup Management a quarterly consulting fee of RMB 250,000 (approximately US $34,456).

•

Dalian Vitup Healthcare pays Dalian Vitup Management 90% of the net profit generated by Dalian Vitup Healthcare.

•

Dalian Vitup Healthcare pays Dalian Vitup Management technical services fees computed on an hourly basis for services rendered by Dalian Vitup Management, the pricing of which are determined by mutual agreement of the parties.

•

Subject to certain early termination provisions, the Amended Consulting Agreement is for an indefinite term and shall remain in full force and effect for the entire time period that Dalian Vitup Management remains in business.  Notwithstanding the foregoing: i) Dalian Vitup Healthcare may terminate the Amended Consulting Agreement if Dalian Vitup Management commits a gross fault, fraudulent or other illegal act, or becomes bankrupt; and ii) Dalian Vitup Management may terminate the Amended Consulting Agreement upon 30 days prior notice to Dalian Vitup Healthcare at any time.

Dalian Vitup Clinic’s Property Rights and Interests Shift Contract (the “Shift Contract”)

The Shift Contract dated April 1, 2006, is by and among ShuBin Wang and Dalian Vitup Healthcare.  Pursuant to the terms of the Shift Contract:

•

The parties agree and acknowledge that Dalian Vitup Healthcare is the beneficiary of all of titles of the property, rights and interests of Dalian Zhongshan Vitup Clinic.

•

The parties agree and acknowledge that the Dalian Vitup Clinic shall be managed and controlled by Dalian Vitup Healthcare.

•

The parties agree and acknowledge that Dalian Vitup Clinic is not an independent entity and that its revenue and income shall be consolidated with the financial statements of Dalian Vitup Healthcare.

•

The Shift Contract is for an indefinite term and may only be revised or terminated upon the mutual consent of both parties to the Contract.

The Shift contract ensures that Dalian Vitup Healthcare is the beneficiary of all of the property, rights, and interests of the Dalian Vitup Clinic, of which Shubin Wang is the sole owner.  The other control agreements, discussed above, provide Dalian Vitup Management with control over Dalian Vitup Healthcare.

The foregoing description of the Control Agreements is qualified in its entirety by reference to the Loan Agreement, Share Pledge Contract, Exclusive Option Contract, and Proxy Agreement which were filed as Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Company’s Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and are herein incorporated by reference, and the Amended Consulting Agreement, and Shift Contract, which were filed as Exhibits  10.14 and 10.6, respectively, to the Company’s Amendment No. 1 on Form 10/A filed with the Securities and Exchange Commission on July 23, 2008 and are herein incorporated by reference.

Lease Agreement

On January 12, 2004, the Registrant’s operating affiliate, Dalian Vitup Healthcare entered into a House Lease Agreement with Shubin Wang for the lease of a portion of the premises housing its medical clinic. Pursuant to the terms of the House Lease Agreement, Dalian Vitup Healthcare leased a portion of the property located at No. 108-1, 108-2, Nanshan Road, Zhongshan District, Dalian for a period of 15 years at an initial annual rental rate of RMB 100,000 (approximately US $13,835.30). Pursuant to the terms of the House Lease Agreement, the lease is for a term of 15 years, the lease is not cancelable, and the annual rental rate will be adjusted every two years through consultation between the parties.  Additionally, under the House Lease Agreement, Dalian Vitup Healthcare is responsible for the payment of all taxes, expenses and other relevant charges arising out their occupation of the leased premises.  A copy of the House Lease Agreement was filed as Exhibit 10.8 to the Company’s Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.   On March 12, 2006, the parties agreed to adjust the annual rental rate in the House Lease Agreement to RMB 348,000 (approximately US $49,983.40), effective April 2006.  A copy of the Supplemental House Lease Agreement with the information relating to the adjustment of the annual rental rate is filed as Exhibit 10.15 to this report on Form 10-K, and is herein incorporated by reference.

On August 15, 2006, Dalian Vitup Management entered into a House Lease Agreement with Shubin Wang for the lease of office space.  Pursuant to the terms of the House Lease Agreement, Dalian Vitup Management leased a portion of the property located at No No. 108-1, 108-2, Nanshan Road, Zhongshan District, Dalian for a period of 20 years at an annual rental rate of RMB 5,800 (approximately US $833).  Pursuant to the terms of the House Lease Agreement, the lease is not cancelable, and the annual rental rate will be adjusted every two years through consultation between the parties.

Additionally, under the House Lease Agreement, Dalian Vitup Management is responsible for the payment of all taxes, expenses and other relevant charges arising out their occupation of the leased premises.  The foregoing description of the House Lease Agreement is qualified in its entirety by reference to the House Lease Agreement which is filed as Exhibit 10.16 to this report on Form 10-K.

Temporary Advance From Directors For Operating Expenses

As of December 31, 2007, the Company had temporary advances for operating expenses in the aggregate of $387,069 from directors, Mr. ShuBin Wang and Ms. Feng Gu.  The amount is unsecured and interest-free with no fixed terms of repayment.

Loan Agreement

Pursuant to the terms of a Loan Agreement on August 6, 2007, ShuBin Wang, one of our directors agreed to make a loan in the amount of $406,892 to Dalian Vitup Healthcare Management Co., Ltd. to be used for operating cash flow.  The loan is a non-interest bearing loan; as of June 30, 2008, there was an outstanding balance of $34,011. The foregoing description of the Loan Agreement is qualified in its entirety by reference to the Loan Agreement which was attached as Exhibit 10.13 to the Company’s Form 10/A filed with the Securities and Exchange Commission on July 23, 2008, and is herein incorporated by reference.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Feng Gu and Shubin Wang are not an independent directors under these rules as Feng Gu is employed by the Company as its Chief Executive Officer and Shubin Wang is Feng Gu’s husband.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) (“ZYCPA”) for audit of the Company's financial statements were $52,500 for the fiscal year ended December 31, 2008, and $49,500 for the fiscal year ended December 31, 2007.

Audit Related Fees

(2)

ZYCPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2008 and 2007.

Tax Fees

(3)

The aggregate fees billed by ZYCPA for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2008, and $0.00 for the fiscal year ended December 31, 2007.

All Other Fees

 (4)

ZYCPA did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2008 and 2007.

Audit Committee=s Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b)

Exhibits.

3.1	Articles of Incorporation of China Vitup Health Care Holdings, Inc, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

3.2	Bylaws of China Vitup Health Care Holdings, Inc, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008. 67

10.1

Loan Agreement dated September 1, 2006, by and among Dalian Vitup Management a corporation formed under the laws of the PRC, ShuBin Wang, and Feng Gu, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

10.2

Share Pledge Contract dated September 1, 2006 by and among Dalian Vitup Management, a corporation formed under the laws of the PRC, ShuBin Wang, Feng Gu, and Dalian Vitup Healthcare, a corporation formed under the laws of the PRC, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

10.3

Exclusive Option Contract dated September 1, 2006, by and among Dalian Vitup Management, a corporation formed under the laws of the PRC, ShuBin Wang, Feng Gu, and Dalian Vitup Healthcare, a corporation formed under the laws of the PRC, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

10.4

Proxy Agreement dated September 1, 2006, by and among ShuBin Wang, Feng Gu and Dalian Vitup Management, a corporation formed under the laws of the PRC, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

10.5

Consulting Agreement dated September 1, 2006, by and among Dalian Vitup Management, a corporation formed under the laws of the PRC and Dalian Vitup Healthcare, a corporation formed under the laws of the PRC, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

10.6	Shift Contract by and among Dalian Vitup Healthcare and Shubin Wang, incorporated by reference from exhibit to Form filed the Securities and Exchange Commission on July 23, 2008.
10.7	Form Cooperation Agreement, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.
10.8

House Lease Agreement dated January 12, 2004 by and between ShuBin Wang and Dalian Vitup Healthcare, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

10.9

Senior Management Staff Employment Contract dated September 1, 2006, by and among Dalian Vitup Management and Shubin Wang, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

10.10

Senior Management Staff Employment Contract dated September 1, 2006, by and among Dalian Vitup Management and Feng Gu, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

10.11

Senior Management Staff Employment Contract dated September 1, 2006, by and among Dalian Vitup Management and Zheng Yan, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

10.12

Senior Management Staff Employment Contract dated January 1, 2007, by and among Dalian Vitup Management and Huang Jukun, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

10.13

Loan Agreement, dated August 6, 2007 by and among ShuBin Wang and Dalian Vitup Healthcare, incorporated by reference from exhibit to Form 10/A filed with the Securities and Exchange Commission on July 23, 2008.

10.14

Amended Consulting Agreement dated July 7, 2008, by and among Dalian Vitup Management, a corporation formed under the laws of the PRC and Dalian Vitup Healthcare, a corporation formed under the laws of the PRC, incorporated by reference from exhibit to Form 10/A filed with the Securities and Exchange Commission on July 23, 2008.

10.15	House Lease Agreement with Supplemental Rent Increase dated March 12, 2006 by and between ShuBin Wang and Dalian Vitup Healthcare.
10.16	House Lease Agreement dated August 15, 2006, by and between ShuBin Wang and Dalian Vitup Management.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Vitup Health Care Holdings, Inc.

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer

Date: April 15, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer, Director

Date: April 15, 2009

By:  /S/ Yan Zheng

Yan Zheng, Chief Financial Officer, Principal Accounting Officer

Date: April 15, 2009

By:  /S/ Shubin Wang

Shubin Wang, Director

Date: April 15, 2009

By:  /S/ Xun Yuan

Xun Yuan, Director

Date: April 15, 2009

By:  /S/ Laifu Zhong

Laifu Zhong Director

Date: April 15, 2009

By:  /S/ Liming Gong

Liming Gong Director

Date: April 15, 2009