Form 10-Q
period 2009-03-31
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2009-05-19
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Not Applicable.

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

As of March 31, 2009 the Issuer had 15,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of China Vitup Health Care Holdings, Inc. (the "Company" or the “Registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on  April 15, 2009.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Unaudited)

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$106,827	$395,156
Accounts receivable, trade	47,245	99,188
Amount due from directors	484,985	519,358
Inventories	430	536
Prepayments, deposits and other receivables	466,625	364,547
Total current assets	1,106,112	1,378,785

Non-current assets:
Plant and equipment, net	1,146,733	1,255,136

TOTAL ASSETS	$2,252,845	$2,633,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$159,424	$207,135
Deferred revenue	9,702	20,558
Income tax payable	5,278	19,392
Accrued liabilities and other payables	59,187	171,009
Total current liabilities	233,591	418,094

Non-current liabilities:
Note payable, related party	970,756	970,756

TOTAL LIABILITIES	1,204,347	1,388,850

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no share issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 15,000,000 and 15,000,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,500	1,500
Additional paid-in capital	167,481	167,481
Accumulated other comprehensive income	302,011	299,220
Statutory reserve	202,636	202,636
Equity of VIE	(97,012)	(97,012)
Retained earnings	471,882	671,246

Total stockholders’ equity	1,048,498	1,245,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,252,845	$2,633,921

See accompanying notes to condensed consolidated financial statements

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2009	2008

OPERATING REVENUES, NET	$229,485	$286,545

COST OF REVENUE (inclusive of depreciation)	223,000	228,315

GROSS PROFIT	6,485	58,230

OPERATING EXPENSES:
Depreciation	55,309	45,563
Rental expense – related party	12,665	12,124
General and administrative	132,763	109,529
Total operating expenses	200,737	167,216

LOSS FROM OPERATIONS	(194,252)	(108,986)

OTHER INCOME:
Interest income	166	440

LOSS BEFORE INCOME TAXES	(194,086)	(108,546)

Income tax expense	(5,278)	(6,903)

NET LOSS	$(199,364)	$(115,449)

Other comprehensive income:
- Foreign currency translation gain	2,791	91,662

COMPREHENSIVE LOSS	$(196,573)	$(23,787)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding during the period – basic and diluted	15,000,000	15,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(199,364)	$(115,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	132,687	109,104
Loss on disposal of plant and equipment	7,345	-
Changes in operating assets and liabilities:
Accounts receivable, trade	52,060	126,399
Inventories	106	2,836
Prepayments, deposits and other receivables	34,067	(214,265)
Accounts payable	(47,964)	53,682
Deferred revenue	(10,880)	(35)
Income tax payable	(14,136)	(39,307)
Accrued liabilities and other payables	(112,021)	17,587

Net cash used in operating activities	(158,100)	(59,448)

Cash flows from investing activities:
Prepayments to vendors for medical equipment	(135,672)	-
Purchase of plant and equipment	(30,066)	(81,214)

Net cash used in investing activities	(165,738)	(81,214)

Cash flows from financing activities:
Advances from (to) directors	35,057	(365,321)

Net cash provided by (used in) financing activities	35,057	(365,321)

Effect of exchange rate charge on cash and cash equivalents	452	27,126

NET CHANGE IN CASH AND CASH EQUIVALENTS	(288,329)	(478,857)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	395,156	651,598

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,827	$172,741

SUPPLEMENTAL DISLCOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Equity of VIE	Retained earnings	Total stockholder’s equity
	No. of share	Amount	No. of share	Amount
As of January 1, 2009	-	$-	15,000,000	$1,500	$167,481	$299,220	$202,636	$(97,012)	$671,246	$1,245,071

Foreign currency translation adjustment	-	-	-	-	-	2,791	-	-	-	2,791

Net loss for the period	-	-	-	-	-	-	-	-	(199,364)	(199,364)
As of March 31, 2009	-	$-	15,000,000	$1,500	$167,481	$302,011	$202,636	$(97,012)	$471,882	$1,048,498

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE－3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●

Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●

Use of estimates

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, China Vitup BVI, including its wholly-owned subsidiary, Dalian Vitup Management and its variable interest entities, Dalian Vitup Healthcare and Dalian Vitup Clinic. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company has adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. Acquisitions of subsidiaries or variable interest entities are accounted for using the purchase method of accounting. The results of subsidiaries or variable interest entities acquired during the year are included in the consolidated income statements from the effective date of acquisition.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. For the three months ended March 31, 2009 and 2008, the Company did not record an allowance for doubtful accounts, nor have there been any write-offs since inception.

●

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (“FIFO”) method for all inventories. Inventories mainly consist of the Chinese herb medicine purchased from third parties.

●

Plant and equipment, net

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

●

Impairment of long-lived assets

In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2009.

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

Healthcare consultation and medical consultation services are generally offered to the various groups of customers, including individual, corporations, government agencies and members. Members are enlisted in the healthcare and medical consultation service for a certain period of time by paying a non-refundable fee to the Company in advance under several membership packages. The Company immediately records these advanced payments received from the members as deferred revenue and recognizes such revenue during the contractual service period when services are performed and rendered to the members.

Revenues from healthcare consultation and medical consultation services are recognized in the period that services are rendered, net of business tax. Revenue received in advance for future service is recorded as deferred revenue. Revenues from the sales of Chinese herbal medicine are recognized upon delivery of the related products. The Company records revenue, net of business tax, which is levied at 5% on the invoiced value of services. The business tax charged for the three months ended March 31, 2009 and 2008 was $14,779 and $17,067 respectively.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the three months ended March 31, 2009 and 2008, the Company has determined no reserve for these potential adjustments.

●

Cost of revenues

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges, depreciation on medical equipments, and direct overhead.

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

The Company also adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the three months ended March 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

●

Net loss per share

The Company calculates net loss per share in accordance with SFAS No.128, “Earnings per Share”. Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of March 31, 2009.

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

The reporting currency of the Company is the United States dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. The Company's major subsidiaries in the PRC maintained their books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	Three months ended March 31,
	2009	2008
Period–end rates RMB:US$1 exchange rate	6.8456	7.0222
Average rates RMB:US$1 exchange rate	6.8466	7.1757

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, prepayments, deposits and other receivables, amount due from directors, accounts payable, deferred revenue, income tax payable, accrued liabilities and other payables and note payable.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE－4

AMOUNT DUE FROM DIRECTORS

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of March 31, 2009 and December 31, 2008, the amounts of $484,985 and $519,358 represented temporary advances to directors, Mr. Shubin Wang and Ms. Fu Feng, which were unsecured, interest free and repayable on demand. Subsequently, the outstanding amount was fully recovered in May 2009.

NOTE－5

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of the followings:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Prepayments to equipment vendors	$378,518	$275,638
Deposits	50,252	50,188
Advances to employees	33,114	33,073
Other receivables	4,741	5,648
	$466,625	$364,547

Prepayments to equipment vendors are expected to take the delivery of medical equipment within the next 12 months.

NOTE－6

PLANT AND EQUIPMENT, NET

Plant and equipment, net, consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Leasehold improvements	$419,895	$419,895
Medical equipments	1,396,467	1,380,544
Motor vehicles	273,686	273,686
Furniture, fixtures and equipment	424,740	422,425
Foreign translation difference	251,258	247,810
	2,766,046	2,744,360
Less: accumulated depreciation	(1,495,920)	(1,367,718)
Less: foreign translation difference	(123,393)	(121,506)
Net book value	$1,146,733	$1,255,136

Depreciation expense for the three months ended March 31, 2009 and 2008 was $132,687 and $109,104, which included $77,378 and $63,541 in cost of revenue, respectively. All the plant and equipment were attributed from the VIEs and Dalian Vitup Management and measured at historical basis.

NOTE－7

ACCRUED LIABILITIES AND OTHER PAYABLES

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Accrued liabilities and other payables consisted of the followings:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accrued expenses	$49,882	$76,741
Salaries payable	-	69,997
Other tax payables	9,305	24,271
	$59,187	$171,009

NOTE－8

INCOME TAXES

For the period ended March 31, 2009 and 2008, the local (“the United States”) and foreign components of loss before income taxes were comprised of the following:

	Three months ended March 31,
	2009	2008
Tax jurisdictions:
- Local	$-	$-
- Foreign	(194,086)	(108,546)
Loss before income taxes	$(194,086)	$(108,546)

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2009	2008
Current:
- Local	$-	$-
- Foreign	5,278	6,903

Deferred:
- Local	-	-
- Foreign	-	-
Provision for income taxes	$5,278	$6,903

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

United States of America

CVPH is subject to taxes in the United States of America and has generated an operating loss for the three months ended March 31, 2009 and 2008.

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

Dalian Vitup Healthcare was granted a tax exemption under the tax law of the “Law of the Administration of Tax Collection”, “Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises” and “Implementation of the Provisional Regulation of the PRC on Corporate Income Tax” whereas CIT is calculated at a statutory rate of 25% based on 10% of net revenue generated from the provision of health management services. Dalian Vitup Healthcare generated its net revenue from its operation and has recorded income tax expense of $5,278 and $6,903 for the three months ended March 31, 2009 and 2008.

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2009 and 2008is as follows:

Three months ended March 31,
2009	2008

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Loss before income taxes from PRC operation	$(194,086)	$(108,546)
Statutory income tax rate	25%	25%
Income tax impact at the statutory rate	(48,521)	(27,136)
Net operating loss carryforwards	12,098	9,491
Effect from tax holiday	45,816	27,673
Non-taxable items	(4,115)	(3,125)
Income tax expense	$5,278	$6,903

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating losses carryforward	$142,810	$130,568
Less: valuation allowance	(142,810)	(130,568)
Deferred tax assets	$-	$-

As of December 31, 2009 and 2008, a valuation allowance of $142,810 and $130,568 was provided to the deferred tax assets due to the uncertainty surrounding their realization. For the three months ended March 31, 2009, the valuation allowance increased by $12,242, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE－9

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Health Management Service and Chinese Medical Service. The Company, through subsidiaries and VIEs, operates these segments in the PRC. Other than cash and cash equivalents of approximately $1,517 maintained in Hong Kong as of March 31, 2009, all the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2009 and 2008:

Three months ended March 31, 2009

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$-	$12,983	$-	$12,983
- Service revenue	208,442	8,060	-	216,502
Total operating revenue, net	208,442	21,043	-	229,485
Cost of revenue	(181,676)	(6,906)	(34,418)	(223,000)
Gross profit (loss)	26,766	14,137	(34,418)	6,485
Depreciation	51,539	55	3,715	55,309
Net loss	(116,338)	(3,299)	(79,727)	(199,364)
Expenditure for long-lived assets	$28,335	$1,731	$-	$30,066

	Three months ended March 31, 2008
	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$57,915	$24,176	$-	$82,091
- Service revenue	202,915	1,539	-	204,454
Total operating revenue, net	260,830	25,715	-	286,545
Cost of revenue	(176,066)	(19,059)	(33,190)	(228,315)
Gross profit (loss)	84,764	6,656	(33,190)	58,230
Depreciation	43,646	-	1,917	45,563
Net loss	(77,484)	(531)	(37,434)	(115,449)
Expenditure for long-lived assets	$78,964	$-	$2,250	$81,214

NOTE－10

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers and vendors

For the three months ended March 31, 2009 and 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC and there are no customers and vendors who account for 10% or more of revenues and purchases.

(b)

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

(d)

Economic and political risks

Substantially all of the Company’s products are processed in the PRC. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the PRC and not typically associated with companies in North America and Western Europe. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in the PRC.

NOTE－11

COMMITMENTS AND CONTINGENCIES

(a)

Operating leases

The Company leases healthcare centers in Dalian City, the PRC under non-cancelable operating leases from a related party. Costs incurred for the healthcare center and office premise in Dalian City, the PRC under operating leases are recorded as rent expense of $12,665 and $12,124 for the three months ended March 31, 2009 and 2008.

As of March 31, 2009, future minimum rent payments due under a non-cancelable operating lease are as follows:

Period ending March 31:
2010	$38,714
2011	51,618
2012	51,618
2013	51,618
Thereafter	316,195
Total:	$509,763

(b)

Long-term purchase commitment

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $64,250 of biochemical reagent in a term of 4 years from 2008 through 2011. For the period ended March 31, 2009 and 2008, the Company incurred $1,089 and $0, respectively.

NOTE－12

COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

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

Within the next three years, our objective is to establish an additional two affiliated medical clinics in China through which we are able to provide high quality medical care to Chinese citizens.  We will model our clinics after the clinic that we currently operate in Dalian.  We anticipate establishing medical clinics in the following cities, in the following order: 1) Beijing; and 2) Shenyang.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended March 31, 2009.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended March 31, 2009 Compared to the Three Month Period Ended March 31, 2008.

Revenues

During the three month period ended March 31, 2009, the Company had total operating revenue in the amount of $229,485.  Of this $208,442 and $21,043 were generated from healthcare management service and Chinese medical service, respectively.  During the three month period ended March 31, 2008, the Company had total operating revenue in the amount of $286,545.  Of this $260,830 and $25,715 were generated from our healthcare management service and Chinese medical service, respectively.

The Company’s operating revenue for the three month period ended March 31, 2009 decreased by $57,060 or approximately 20% as compared to the three month period ended March 31, 2008. The decrease in revenue was primarily attributable to a decrease in the number of customers experienced by the Company in the first quarter of 2009, as compared to the same period in 2008.  Specifically, the Company experienced the following decreases in its different types of customers: individual customers decreased 58%, corporation customers decreased 24%, and membership decreased 7%.

The following chart illustrates the changes in our revenue generated by our health management service and Chinese medical service for the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008:

Three Month Period ended March 31,
	2009	2008	% Change
Health management service revenue:

- Product sale	-	$57,915	-100%
- Service revenue	$208,442	$202,915	2.7%

Total Health management service revenue:	$208,442	$260,830	-20%

	Three Month Period ended March 31,
	2009	2008	% Change
Chinese medical service revenue:
- Product sale	$12,983	$24,176	-46%
- Service revenue	$8,060	$1,539	423%

Total Chinese medical service revenue	$21,043	$25,715	-18%

Costs of Revenue

The cost of revenue for the three month period ended March 31, 2009 was $223,000, as compared to $228,315 for the three month period ended March 31, 2008, a decrease of $5,315 or approximately 2.3%.  The small decrease in cost of revenue was primarily attributable to the following factors, the Company’s revenues decreased, the direct costs experienced by the Company decreased by $3,492, and salary expenses decreased by $5,570.  Additionally, the price of electricity and other energy costs increased by $3,747 during the period ended March 31, 2009.

Operating Expenses

Our operating expenses for the three month period ended March 31, 2009 were $200,737.  Of this, $55,309 was allocated to depreciation, $132,763 was used in general and administrative expenses, and $12,665 was used for rental expenses.  Our operating expenses for the three month period ended March 31, 2008 were $167,216.  Of this, $45,563 was allocated to depreciation, $109,529 was used in general and administrative expenses, and $12,124 was used for rental expenses. The increase in the Company’s aggregate operating expenses was $67,974, or approximately 34%.

The following chart illustrates the changes in our operating expenses for the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008:

	Three Month Period ended March 31,
	2009	2008	% Change
Operating expenses:
Depreciation	$55,309	$45,563	21.4%
General and administrative	$132,763	$109,529	21.2%
Rental expense – related party	$12,665	$12,124	4.5%

Total operating expenses	$200,737	$167,216	20.0%

Net Loss

For the three month period ended March 31, 2009 the Company experienced a net loss of $199,364 as compared to a net loss of $115,449 for the three month period ended March 31, 2008, an increase of $83,915, or approximately 72%.  The increase in net loss that the Company experienced was attributable to the fact that the revenues of the first quarter 2009 decreased $57,060, as compared to the same period in 2008.

Liquidity and Capital Resources

As noted above, within the next three years, it is our objective to establish an additional two medical clinics in China through which we are able to provide high quality medical care to Chinese citizens.  We will model our clinics after the clinic that we currently operate in Dalian.  We anticipate establishing affiliate medical clinics in the following cities, in the following order: 1) Beijing; and 2) Shenyang.  We estimate that it will cost approximately $5,000,000 to open each new facility.  The costs associated with the opening of each clinic will ultimately depend upon the location the clinic.  We anticipate that the funding for the clinics will come from equity sales and private funding from Mr. ShuBin Wang, one of our directors, and Feng Gu our Chief Executive Officer. The cost of each clinic will depend on the location of each facility.

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

Total Current Assets & Total Assets

As of March 31, 2009, our unaudited balance sheet reflects that we have: i) total current assets of $1,106,112, as compared to total current assets of $1,378,785 as of December 31, 2008; and ii) total assets of $2,252,845 as of March 31, 2009, compared to total assets of $2,633,921 as of December 31, 2008, a decrease of $381,076, or approximately 14.5%.  The decrease in the Company’s total assets was primarily attributable to changes that occurred in the Company’s cash and cash equivalents which decreased by $288,329, as a result of the fact that the Company used cash to pay for business expenses.

Total Current Liabilities

As of March 31, 2009, our unaudited balance sheet reflects that we have total current liabilities of $233,591, compared to total current liabilities of $418,094 as of December 31, 2008, a decrease of $184,503, or approximately 44%.  The decrease in the Company’s total current liabilities was primarily attributable to the repayment of accounts and other payables.

Cash Flow

A summary of our cash flows for the three month period ended March 31, 2009 and 2008 is as follows:

Three Month Period Ended March 31, 2009 and 2008

	Three Month Period Ended March 31,
	2009	2008

Net cash used in operating activities	$(158,100)	$(59,448)

Net cash used in investing activities	$(165,738)	$(81,214)
Net cash provided by (used in) financing activities	$35,057	$(365,321)
Effect of exchange rate change on cash and cash equivalents	$452	$27,126
Net Change in Cash and Cash equivalents	$(288,329)	$(478,857)

Cash and Cash Equivalents, Beginning of Period	$395,156	$651,598

Cash and Cash Equivalents End of Period	$106,827	$172,741

Net cash used in our operating activities was $158,100 for the three month period ended March 31, 2009, as compared to net cash used in our operating activities of $59,448 for the three month period ended March 31, 2008.  For the three month period ended March 31, 2009, our net cash used in investing activities was $165,738, as compared to $81,214 during the period ended March 31, 2008.  The increase in net cash used by investing activities was the result of the acquisition of medical equipment during the quarter ended March 31, 2009.

Changes in Operating Assets and Liabilities

Below are the major changes in operating assets and liabilities under cash flows from operating activities for the three month periods ended March 31, 2009 and 2008:

Three Month Period Ended March 31, 2009 and 2008

	Three Month Period ended March 31,
	2009	2008
Changes in operating assets and liabilities:
Accounts receivable	$52,060	$126,399
Accounts payable	$(47,964)	$53,682
Prepayments, deposits and other receivables	$34,067	$(214,265)

Accounts Receivable  Our changes in accounts receivable changed from $126,399 in March 31, 2008 to $52,060  in March 31, 2009.  The change in accounts receivable was primarily attributable to the fact that most of the Company’s accounts receivable were collected in the first quarter 2009.

Accounts Payable  Our changes in accounts payable changed from $53,682 in March 31, 2008 to $(47,964) in March 31, 2009.  The change in accounts payable was primarily attributable to repayment to vendors for medical consumables that the Company purchased.

Prepayments, Deposits and Other Receivables  Our changes in prepayments, deposits and other receivables changed from  $(214,265) in March 31, 2008 to $34,067 in March 31, 2009.  The change in prepayments, deposits and other receivables was primarily attributable to the acquisition of additional medical equipment.

Off Balance Sheet Arrangement

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  May 19, 2009

By:  /S/ Yan Zheng

Yan Zheng, Chief Financial Officer

Date:  May 19, 2009