Form 10-Q
period 2009-06-30
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2009-08-14
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X] No

As of August 1, 2009 the Issuer had 15,000,000 shares of common stock issued and outstanding.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Unaudited)

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$507,385	$395,156
Accounts receivable, trade	178,149	99,188
Amount due from directors	-	519,358
Inventories	1,536	536
Prepayments, deposits and other receivables	727,470	364,547
Total current assets	1,414,540	1,378,785

Non-current assets:
Plant and equipment, net	1,233,011	1,255,136

TOTAL ASSETS	$2,647,551	$2,633,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$160,467	$207,135
Deferred revenue	12,327	20,558
Income tax payable	13,055	19,392
Amounts due to directors	132,897	-
Accrued liabilities and other payables	194,072	171,009
Total current liabilities	512,818	418,094

Non-current liabilities:
Note payable, related party	1,142,510	1,141,076

Total liabilities	1,655,328	1,559,170

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no share issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 15,000,000 and 15,000,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,500	1,500
Additional paid-in capital	167,481	167,481
Accumulated other comprehensive income	130,163	128,900
Statutory reserve	202,636	202,636
Equity of VIE	(97,012)	(97,012)
Retained earnings	587,455	671,246

Total stockholders’ equity	992,223	1,074,751
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,647,551	$2,633,921

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

OPERATING REVENUES, NET	$524,240	$546,947	$753,725	$833,492

COST OF REVENUE (inclusive of depreciation)	219,116	240,951	442,116	469,266

GROSS PROFIT	305,124	305,996	311,609	364,226

Operating expenses:
Depreciation	29,825	49,117	85,134	94,680
Rental expense – related party	13,185	12,888	25,850	25,012
General and administrative	114,599	102,806	247,362	212,335
Total operating expenses	157,609	164,811	358,346	332,027

Income (loss) from operations	147,515	141,185	(46,737)	32,199

Other income:
Interest income	251	435	417	875
Total other income	251	435	417	875

Income (loss) before income taxes	147,766	141,620	(46,320)	33,074

Income tax expense	(32,193)	(15,386)	(37,471)	(22,289)

NET INCOME (LOSS)	$115,573	$126,234	$(83,791)	$10,785

Other comprehensive income:
- Foreign currency translation gain	188	25,426	1,263	76,430

COMPREHENSIVE INCOME (LOSS)	$115,761	$151,660	$(82,528)	$87,215

Income (loss) per share – basic and diluted	$0.01	$0.01	$(0.01)	$0.00

Weighted average shares outstanding during the period – basic and diluted	15,000,000	15,000,000	15,000,000	15,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(83,791)	$10,785
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	217,437	223,812
Loss on disposal of plant and equipment	7,348	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(78,843)	24,910
Inventories	(1,000)	3,050
Prepayments, deposits and other receivables	18,199	171,472
Accounts payable	(46,963)	100,954
Deferred revenue	(8,261)	3,459
Income tax payable	(6,366)	(24,323)
Accrued liabilities and other payables	22,833	25,195

Net cash provided by operating activities	40,593	539,314

Cash flows from investing activities:
Prepayments to vendors for medical equipment	(550,215)	(526,819)
Purchase of plant and equipment	(31,419)	(123,729)

Net cash used in investing activities	(581,634)	(650,548)

Cash flows from financing activities:
Advances from (to) directors	653,157	(363,706)

Net cash provided by (used in) financing activities	653,157	(363,706)

Effect of exchange rate charge on cash and cash equivalents	113	38,112

NET CHANGE IN CASH AND CASH EQUIVALENTS	112,229	(436,828)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	395,156	651,598

CASH AND CASH EQUIVALENTS, END OF PERIOD	$507,385	$214,770

SUPPLEMENTAL DISLCOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$43,808	$39,207
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Equity of VIE	Retained earnings	Total stockholder’s equity
	No. of share	Amount	No. of share	Amount
As of January 1, 2009	-	$-	15,000,000	$1,500	$167,481	$128,900	$202,636	$(97,012)	$671,246	$1,074,751

Foreign currency translation adjustment	-	-	-	-	-	1,263	-	-	-	1,263

Net loss for the period	-	-	-	-	-	-	-	-	(83,791)	(83,791)
As of June 30, 2009	-	$-	15,000,000	$1,500	$167,481	$130,163	$202,636	$(97,012)	$587,455	$992,223

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

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

●

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of CVPH, its wholly-owned subsidiaries, China Vitup BVI, and Dalian Vitup Management and its variable interest entities, Dalian Vitup Healthcare and Dalian Vitup Clinic. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company has adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. Acquisitions of subsidiaries or variable interest entities are accounted for using the purchase method of accounting. The results of subsidiaries or variable interest entities acquired during the period are included in the consolidated income statements from the effective date of acquisition.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. For the three and six months ended June 30, 2009 and 2008, the Company did not record an allowance for doubtful accounts, nor have there been any write-offs since inception.

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

Depreciation expense for the three months ended June 30, 2009 and 2008 was $84,749 and $114,708, which included $54,924 and $65,591 in cost of revenue, respectively.

Depreciation expense for the six months ended June 30, 2009 and 2008 was $217,437and $223,812, which included $132,303 and $129,132 in cost of revenue, respectively.

●

Impairment of long-lived assets

In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2009.

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

Revenues from healthcare consultation and medical consultation services are recognized in the period that services are rendered, net of business tax. Revenue received in advance for future service is recorded as deferred revenue. Revenues from the sales of Chinese herbal medicine are recognized upon delivery of the related products. The Company records revenue, net of business tax, which is levied at 5% on the invoiced value of services. The business tax charged for the six months ended June 30, 2009 and 2008 was $47,672 and $49,479 respectively.

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

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet performance or staffing related criteria. If necessary, the

Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the six months ended June 30, 2009 and 2008, the Company has determined no reserve for these potential adjustments.

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

The Company also adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the six months ended June 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

●

Net loss per share

The Company calculates net loss per share in accordance with SFAS No.128, “Earnings per Share”. Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of June 30, 2009.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2009	June 30, 2008
Period-end rates RMB:US$1 exchange rate	6.8448	6.8718
Average rates RMB:US$1 exchange rate	6.8432	7.0726

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

●

Fair value measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Effective April 1, 2009, the Company adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying

Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

●

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

NOTE－4

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of the followings:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Prepayments to equipment vendors	$611,440	$275,638
Deposits	72,930	50,188
Advances to employees	33,119	33,073
Other receivables	9,981	5,648
	$727,470	$364,547

Prepayments to equipment vendors are expected to take the delivery of medical equipment within the next 12 months.

NOTE－5

AMOUNTS DUE TO DIRECTORS

As of June 30, 2009, the balance of $132,897 represented temporary advances from Mr. Shubin Wang and Ms. Feng Gu, the directors of the Company, which is unsecured and interest-free with no fixed terms of repayment. An amount of imputed interest is considered insignificant.

NOTE－6

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the followings:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accrued expenses	$177,861	$76,741
Salaries payable	-	69,997
Other tax payables	16,211	24,271
	$194,072	$171,009

NOTE－7

INCOME TAXES

For the six months ended June 30, 2009 and 2008, the local (“the United States”) and foreign components of (loss) income before income taxes were comprised of the following:

	Six months ended June 30,
	2009	2008
Tax jurisdictions:
- Local	$-	$-
- Foreign	(46,320)	33,074
(Loss) income before income taxes	$(46,320)	$33,074

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2009	2008
Current:
- Local	$-	$-
- Foreign	37,471	22,289

Deferred:
- Local	-	-
- Foreign	-	-
Provision for income taxes	$37,471	$22,289

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries and VIEs that operate in various countries: U.S., British Virgin Island and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

CVPH is registered in the State of Nevada and is subject to United States tax law. For the six months ended June 30, 2009 and 2008, CVPH has generated an operating loss.

British Virgin Island

Under the current BVI law, China Vitup BVI is not subject to tax on income.

The PRC

All the Company’s PRC subsidiaries are subject to the Corporate Income Tax (“CIT”) governed by the Income Tax Law of the PRC at a unified income tax rate of 25%.

Under the CIT Law, Dalian Vitup Management is considered a foreign investment enterprise and is entitled to tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax for the next three years,subject to a transitional policy under the Corporate Income Tax Law to enjoy the unexpired tax holidays.

Dalian Vitup Clinic is subject to applicable tax rate ranged from 5% to 35% as a sole-proprietorship.

Dalian Vitup Management and Dalian Vitup Clinic are exempted from the PRC Corporate Income Tax due to cumulative operating loss for the six months ended June 30, 2009 and 2008.

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2009 and 2008 is as follows:

	Six months ended June 30,
	2009	2008

(Loss) income before income taxes	$(46,320)	$32,859
Statutory income tax rate	25%	25%
Income tax impact at the statutory rate	(11,580)	8,215

Prior year adjustment	19,133	-
Net operating loss carryforwards	23,550	16,712
Effect from different tax bases	10,294	790
Non-taxable items	(3,926)	(3,428)
Income tax expense	$37,471	$22,289

The Company files tax returns in the various tax jurisdictions in which its subsidiaries operate in the PRC. The United States tax returns of its tax years 2006 to 2008 remain open to examination by IRS. The PRC 2008 tax returns have been filed and finalized by the local tax office with an additional tax payment of $19,133 in May 2009.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards	$152,858	$130,568
Less: valuation allowance	(152,858)	(130,568)
Deferred tax assets	$-	$-

As of June 30, 2009 and December 31, 2008, a valuation allowance of $152,858 and $130,568 was provided to the deferred tax assets due to the uncertainty surrounding their realization. For the six months ended June 30, 2009, the valuation allowance increased by $22,290, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE－8

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Health Management Service and Chinese Medical Service. The Company, through its subsidiaries and VIEs, operates these segments in the PRC. Other than cash and cash equivalents of approximately $1,114 maintained in Hong Kong as of June 30, 2009, all the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the six months ended June 30, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
	Health management service	Chinese Medical service	Corporate	Total
Revenue, net
- Product sale	$-	$14,902	$-	$14,902
- Service revenue	488,963	20,375	-	509,338
Total operating revenue, net	488,963	35,277	-	524,240
Cost of revenue	(212,081)	(7,035)	-	(219,116)
Gross profit (loss)	276,882	28,242	-	305,124
Depreciation	26,012	82	3,731	29,825
Net income (loss)	196,056	(394)	(80,089)	115,573
Expenditure for long-lived assets	$1,353	$-	$-	$1,353

	Six months ended June 30, 2009
	Health management service	Chinese Medical service	Corporate	Total
Revenue, net
- Product sale	$-	$28,648	$-	$28,648
- Service revenue	697,405	27,672	-	725,077
Total operating revenue, net	697,405	56,320	-	753,725
Cost of revenue	(428,175)	(13,941)	-	(442,116)
Gross profit (loss)	269,230	42,379	-	311,609
Depreciation	77,549	137	7,448	85,134
Net income (loss)	79,718	(3,693)	(159,816)	(83,791)
Expenditure for long-lived assets	$29,688	$1,731	$-	$31,419

	Three months ended June 30, 2008
	Health management service	Chinese Medical service	Corporate	Total
Revenue, net
- Product sale	$-	$25,875	$-	$25,875
- Service revenue	514,053	7,019	-	521,072
	514,053	32,894	-	546,947
Cost of revenue	(224,824)	(16,127)	-	(240,951)
Gross profit	289,229	16,767	-	305,996
Depreciation	43,875	-	5,242	49,117

Net income (loss)	149,223	6,211	(29,200)	126,234
Expenditure for long-lived assets	$42,428	$-	$87	$42,515

	Six months ended June 30, 2008
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$50,049	$-	$50,049
- Service revenue	774,883	8,560	-	783,443
	774,883	58,609	-	833,492
Cost of revenue	(434,082)	(35,184)	-	(469,266)
Gross profit	340,801	23,425	-	364,226
Depreciation	87,519	-	7,161	94,680
Net income (loss)	71,461	5,771	(66,447)	10,785
Expenditure for long-lived assets	$121,392	$-	$2,337	$123,729

All of the Company’s revenues were derived from customers located in the PRC.

NOTE－9

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers and vendors

For the three and six months ended June 30, 2009 and 2008, there are no customers and vendors who account for 10% or more of revenues and purchases, respectively.

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

NOTE－10

COMMITMENTS AND CONTINGENCIES

(a)

Operating leases

The Company leases healthcare centers in Dalian City, the PRC under non-cancelable operating leases from a related party. Costs incurred for the healthcare center and office premise in Dalian City, the PRC under operating leases are recorded as rent expense of $25,850 and $25,012 for the six months ended June 30, 2009 and 2008.

As of June 30, 2009, future minimum rent payments due under a non-cancelable operating lease are as follows:

Years ending June 30:
2010	$51,689
2011	51,689
2012	51,689
2013	51,689
Thereafter	294,983
Total:	$501,739

(b)

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $64,250 of biochemical reagent in a term of 4 years from 2008 through 2011. For the period ended June 30, 2009 and 2008, the Company incurred $4,993 and $3,791, respectively.

NOTE－11

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended June 30, 2009.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended June 30, 2009 Compared to the Three Month Period Ended June 30, 2008.

Revenues

During the three month period ended June 30, 2009, the Company had total operating revenue in the amount of $524,240.  Of this $488,963 and $35,277 were generated from our healthcare management service and Chinese medical service, respectively.  During the three month period ended June 30, 2008, the Company had total operating revenue in the amount of $546,947.  Of this $514,053 and $32,894 were generated from our healthcare management service and Chinese medical service, respectively.

The Company’s operating revenue for the three month period ended June 30, 2009 decreased by $22,707 or approximately 4.2% as compared to the three month period ended June 30, 2008. The decrease in revenue was primarily attributable to the global financial crisis which led to a decrease in the number of customers as certain multinational companies had cut down the cost of staff benefits to its employees. Specifically, the Company experienced the following decreases in its different types of customers for the three months ended June 30, 2009 as compared to the same period in 2008: i) individual customers decreased by 61%; and ii) enterprise customers decreased by 18%.

The following chart illustrates the changes in our revenue generated by our health management service and Chinese medical service for the three month period ended June 30, 2009, as compared to the three month period ended June 30, 2008:

	Three Month Period ended June 30,
	2009	2008	% Change
Health management service revenue:
- Product sale	$-	-	0%
- Service revenue	488,963	514,053	- 4.9%

Total Health management service revenue:	488,963	514,053	- 4.9%

Three Month Period ended June 30,
	2009	2008	% Change
Chinese medical service revenue:

- Product sale	$14,902	25,875	- 42.4%
- Service revenue	20,375	7,019	+190%

Total Chinese medical service revenue	35,277	32,894	+7.2%__

Costs of Revenue

The cost of revenue for the three month period ended June 30, 2009 was $219,116, as compared to $240,951 for the three month period ended June 30, 2008, a decrease of $21,835 or approximately 9.1%.  The decrease in cost of revenue was primarily attributable to the fact that the Company experienced the following decreases: i) a medical consumables costs decreased by $6,436; ii) meals provided to customers decreased by $9,469; and iii) cost of electricity and other fees decreased by $5,930.

Operating Expenses

Our operating expenses for the three month period ended June 30, 2009 were $157,609.  Of this, $29,825 was allocated to depreciation, $114,599 was used in general and administrative expenses, and $13,185 was used for rental expenses.  Our operating expenses for the three month period ended June 30, 2008 were $164,811.  Of this, $49,117 was allocated to depreciation, $102,806 was used in general and administrative expenses, and $12,888 was used for rental expenses. The decrease in the Company’s depreciation expenses during the three month period ended June 30, 2009, as compared to the same period in June 2008 was primarily attributable to the fact that part of the Company’s fixed assets had been fully depreciated in 2008. The increase in the Company’s general and administrative expenses during the three month period ended June 30, 2009, as compared to the same period in June 2008 was primarily attributable to the fact that the Company experienced an increase in staff salaries.

The following chart illustrates the changes in our operating expenses for the three month period ended June 30, 2009, as compared to the three month period ended June 30, 2008:

	Three Month Period ended June 30,
	2009	2008	% Change
Operating expenses:
Depreciation	$29,825	$49,117	- 39.3%
General and administrative	114,599	102,806	+ 11.5%
Rental expense – related party	13,185	12,888	+ 2.3%

Total operating expenses	$157,609	$164,811	- 4.4%

Net Income

For the three month period ended June 30, 2009 the Company experienced net income of $115,573 as compared to net income of $126,234 for the three month period ended June 30, 2008, a decrease of $10,661, or approximately 8.4%.  The decrease in net income that the Company experienced was attributable to the decrease of revenue in  2009 of 4.2% and the additional income tax payment made in May 2009 for 2008 PRC income tax.

Results of Operations for the Six Month Period Ended June 30, 2009 Compared to the Six Month Period Ended June 30, 2008.

Revenues

During the six month period ended June 30, 2009, the Company had total operating revenue in the amount of

$753,725.  Of this $697,405 and $56,320 were generated from our healthcare management service and Chinese medical service, respectively.  During the six month period ended June 30, 2008, the Company had total operating revenue in the amount of $833,492.  Of this $774,883 and $58,609 were generated from our healthcare management service and Chinese medical service, respectively.

The Company’s operating revenue for the six month period ended June 30, 2009 decreased by $79,767 or approximately 9.6% as compared to the six month period ended June 30, 2008. The decrease in revenue was primarily attributable to the global financial crisis which led to a decrease in the number of customers as certain multinational companies had cut down the cost of staff benefits to its employees. Specifically, the Company experienced the following decreases in its different types of customers during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008: individual customers decreased by 60% and enterprise customers decreased by 18%.

The following chart illustrates the changes in our revenue generated by our health management service and Chinese medical service for the six month period ended June 30, 2009, as compared to the six month period ended June 30, 2008:

	Six Month Period ended June 30,
	2009	2008	% Change
Health management service revenue:
- Product sale	$-	$-	0%
- Service revenue	697,405	774,883	- 10%

Total Health management service revenue:	$697,405	$774,883	- 10%

	Six Month Period ended June 30,
	2009		2008	% Change
Chinese medical service revenue:
- Product sale	$28,648		$50,049	- 43%
- Service revenue	27,672		8,560	+ 223%

Total Chinese medical service revenue	$56,320	$	_58,609_	- 3.9%

Costs of Revenue

The cost of revenue for the six month period ended June 30, 2009 was $442,116, as compared to $469,266 for the six month period ended June 30, 2008, a decrease of $27,150 or approximately 5.8%.  The decrease in cost of revenue was primarily attributable to the fact that the Company experienced the following decreases: i) consumables costs decreased by $9,702; ii) meals provided to customers decreased by $13,950; and iii) cost of electricity and other fees decreased by $3,498.

Operating Expenses

Our operating expenses for the six month period ended June 30, 2009 were $358,346.  Of this, $85,134 was allocated to depreciation, $247,362 was used in general and administrative expenses, and $25,850 was used for rental expenses.  Our operating expenses for the six month period ended June 30, 2008 were $332,027.  Of this, $94,680 was allocated to depreciation, $212,335 was used in general and administrative expenses, and $25,012 was used for rental expenses. The decrease in the Company’s depreciation expenses during the six month period ended June 30, 2009, as compared to the same period in June 2008 was primarily attributable to the fact that part of the fixed assets of the Company had been fully depreciated in 2008. The increase in the Company’s general and administrative expenses during the six month period ended June 30, 2009, as compared to the same period in June 2008 was primarily attributable to the fact that the Company experienced an increase in staff salaries.

The following chart illustrates the changes in our operating expenses for the six month period ended June 30, 2009, as compared to the six month period ended June 30, 2008:

	Six Month Period ended June 30,
	2009	2008	% Change
Operating expenses:
Depreciation	$85,134	$94,680	-10.1%
General and administrative	247,362	212,335	+ 16.5%
Rental expense – related party	25,850	25,012	+ 3.4%

Total operating expenses	$358,346	$332,027	+8%

Net Income (Loss)

For the six month period ended June 30, 2009 the Company experienced a net loss of $(83,791) as compared to net income of $10,785 for the six month period ended June 30, 2008, a change of $94,576, or approximately 877%.  The change in net income (loss) that the Company experienced was attributable to the decreased of revenue in 2009 by 9.6%, increase in total operating expenses by 8% and additional income tax payment made in May 2009 for 2008 PRC income tax.

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

Total Current Assets & Total Assets

As of June 30, 2009, our unaudited balance sheet reflects that we have: i) total current assets of $1,414,540, as compared to total current assets of $1,378,785 as of December 31, 2008; and ii) total assets of $2,647,551 as of June 30, 2009, compared to total assets of $2,633,921 as of December 31, 2008, an increase of $13,630, or approximately 0.5%.

Total Current Liabilities

As of June 30, 2009, our unaudited balance sheet reflects that we have: i) total current liabilities of $512,818,

compared to total current liabilities of $418,094 as of December 31, 2008; and ii) total liabilities of $1,655,328, compared to total liabilities of $1,559,170 as of December 31, 2008, an increase of $96,158, or approximately 6.2%.  The increase in the Company’s total current liabilities was primarily attributable to the temporary advances from directors and increase in accrued expenses such as medical consumables and office rent.

Cash Flow

A summary of our cash flows for the six month period ended June 30, 2009 and 2008 is as follows:

Six Month Period Ended June 30, 2009 and 2008

	Six Month Period Ended June 30,
	2009	2008

Net cash provided by operating activities	$40,593	$539,314
Net cash used in investing activities	$(581,634)	$(650,548)
Net cash provided by (used in) financing activities	$653,157	$(363,706)
Effect of exchange rate change on cash and cash equivalents	$113	$38,112
Net change in cash and cash equivalents	$112,229	$(436,828)

Cash and cash equivalents, Beginning of Period	$395,156	$651,598

Cash and cash equivalents End of Period	$507,385	$214,770_____

Net cash provided in our operating activities was $40,593 for the six month period ended June 30, 2009, as compared to net cash provided by our operating activities of $539,314 for the six month period ended June 30, 2008, a decrease of $498,721, or approximately 92.5%.  The primary reason for the decrease in net cash provided by operating activities for the six month period ended June 30, 2009 as compared to the same period in 2008 was the decrease of accounts receivable, prepayments, and accounts payable.

Net cash used in our investing activities was $581,634 for the six month period ended June 30, 2009, as compared to net cash used in investing activities of $650,548 for the six month period ended June 30, 2008, a decrease of $68,914, or approximately 10.6%.  The primary reason for the decrease in net cash used in investing activities for the six month period ended June 30, 2009 as compared to the same period in 2008 was due to the Company acquired less plant and equipment in 2009 as compared to 2008.

Net cash provided by our financing activities was $653,157 for the six month period ended June 30, 2009, as compared to net cash used in our financing activities of $(363,706) for the six month period ended June 30, 2008, a change of $1,016,863, or approximately 280%.  The primary reason for the decrease in net cash provided by financing activities for the six month period ended June 30, 2009 as compared to the same period in 2008 was due to the temporary advances from the directors.

Changes in Operating Assets and Liabilities

Below are the major changes in operating assets and liabilities under cash flows from operating activities for the six month periods ended June 30, 2009 and 2008:

Six Month Period Ended June 30, 2009 and 2008

	Six Month Period ended June 30,
	2009	2008
Changes in operating assets and liabilities:
Accounts receivable	$(78,843)	$24,910
Accounts payable	$(46,963)	$100,954
Prepayments, deposits and other receivables	$18,199	$171,472

Accounts Receivable  Our changes in accounts receivable decreased from $24,910 in June 30, 2008 to $(78,843)  in June 30, 2009 was primarily attributable to the fact that less accounts receivable were collected in 2009.

Accounts Payable  Our changes in accounts payable decreased from $100,954 in June 30, 2008 to $(46,963) in June 30, 2009 was primarily attributable to the repayment to vendors for the purchase of medical consumables.

Prepayments, Deposits and Other Receivables  Our changes in prepayments, deposits and other receivables decreased from  $171,472 in June 30, 2008 to $18,199 in June 30, 2009 was primarily attributable to a reduced collection of other receivables in 2009.

Off Balance Sheet Arrangement

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer

Date:  August 14, 2009

By:  /S/ Yan Zheng

Yan Zheng, Chief Financial Officer

Date:  August 14, 2009