Form 10-Q
period 2009-09-30
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2009-11-13
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 1, 2009 the Issuer had 15,000,000 shares of common stock issued and outstanding.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Unaudited)

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$231,845	$395,156
Accounts receivable, trade	251,731	99,188
Amount due from directors	-	519,358
Inventories	2,778	536
Prepayments, deposits and other receivables	749,487	364,547
Total current assets	1,235,841	1,378,785

Non-current assets:
Plant and equipment, net	1,479,360	1,255,136

TOTAL ASSETS	$2,715,201	$2,633,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$181,128	$207,135
Deferred revenue	16,335	20,558
Income tax payable	14,148	19,392
Amounts due to directors	278,571	-
Accrued liabilities and other payables	27,000	171,009
Total current liabilities	517,182	418,094

Non-current liabilities:
Note payable, related party	1,143,611	1,141,076

Total liabilities	1,660,793	1,559,170

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no share issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 15,000,000 and 15,000,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,500	1,500
Additional paid-in capital	167,481	167,481
Accumulated other comprehensive income	131,394	128,900
Statutory reserve	202,636	202,636
Equity of VIE	(97,012)	(97,012)
Retained earnings	648,409	671,246

Total stockholders’ equity	1,054,408	1,074,751
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,715,201	$2,633,921

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

OPERATING REVENUES, NET	$563,860	$446,519	$1,317,585	$1,280,011

COST OF REVENUE (inclusive of depreciation)	262,812	227,372	704,928	696,638

GROSS PROFIT	301,048	219,147	612,657	583,373

Operating expenses:
Depreciation	26,127	52,140	111,261	146,820
Rental expense – related party	12,930	10,087	38,780	35,099
General and administrative	186,935	119,132	434,297	331,467
Total operating expenses	225,992	181,359	584,338	513,386

Income from operations	75,056	37,788	28,319	69,987

Other income:
Interest income	39	199	456	1,074
Total other income	39	199	456	1,074

Income before income taxes	75,095	37,987	28,775	71,061

Income tax expense	(14,141)	(11,529)	(51,612)	(33,818)

NET INCOME (LOSS)	$60,954	$26,458	$(22,837)	$37,243

Other comprehensive income:
- Foreign currency translation gain	1,231	75,055	2,494	151,485

COMPREHENSIVE INCOME (LOSS)	$62,185	$101,513	$(20,343)	$188,728

Income (loss) per share – basic and diluted	$0.00	$0.00	$(0.00)	$0.00

Weighted average shares outstanding during the period – basic and diluted	15,000,000	15,000,000	15,000,000	15,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(22,837)	$37,243
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	297,812	345,186
Loss on disposal of plant and equipment	7,349	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(152,193)	121,124
Inventories	(2,239)	3,780
Prepayments, deposits and other receivables	(64,718)	(68,166)
Accounts payable	(26,491)	(68,752)
Deferred revenue	(4,270)	13,052
Income tax payable	(5,288)	(34,388)
Accrued liabilities and other payables	(144,322)	209,224

Net cash (used in) provided by operating activities	(117,197)	558,303

Cash flows from investing activities:
Prepayments to vendors for medical equipment	(488,590)	(519,390)
Purchase of plant and equipment	(356,649)	(184,915)

Net cash used in investing activities	(845,239)	(704,305)

Cash flows from financing activities:
Advances from (repayment to) directors	798,689	(374,856)

Net cash provided by (used in) financing activities	798,689	(374,856)

Effect of exchange rate charge on cash and cash equivalents	436	43,937

NET CHANGE IN CASH AND CASH EQUIVALENTS	(163,311)	(476,921)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	395,156	651,598

CASH AND CASH EQUIVALENTS, END OF PERIOD	$231,845	$174,677

SUPPLEMENTAL DISLCOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$56,900	$11,217
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Prepayments to vendors for medical equipment transfer to plant and equipment	$169,528	$-

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Equity of VIE	Retained earnings	Total stockholder’s equity
	No. of share	Amount	No. of share	Amount
As of January 1, 2009	-	$-	15,000,000	$1,500	$167,481	$128,900	$202,636	$(97,012)	$671,246	$1,074,751

Foreign currency translation adjustment	-	-	-	-	-	2,494	-	-	-	2,494

Net loss for the period	-	-	-	-	-	-	-	-	(22,837)	(22,837)
As of September 30, 2009	-	$-	15,000,000	$1,500	$167,481	$131,394	$202,636	$(97,012)	$648,409	$1,054,408

See accompanying notes to condensed consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

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

●

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●

Principles of consolidation

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The accompanying condensed consolidated financial statements include the accounts of CVPH, its wholly-owned subsidiaries, China Vitup BVI, and Dalian Vitup Management and its variable interest entities, Dalian Vitup Healthcare and Dalian Vitup Clinic. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company has adopted the Accounting Standards Codification ("ASC") ASC Subtopic 810-10-25 “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10 requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. Acquisitions of subsidiaries or variable interest entities are accounted for using the purchase method of accounting. The results of subsidiaries or variable interest entities acquired during the period are included in the consolidated income statements from the effective date of acquisition.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. For the three and nine months ended September 30, 2009 and 2008, the Company did not record an allowance for doubtful accounts, nor have there been any write-offs since inception.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2009 and 2008 was $80,375 and $121,374, which included $54,248 and $69,234 in cost of revenue, respectively.

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $297,812 and $345,186, which included $186,551 and $198,366 in cost of revenue, respectively.

●

Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2009.

●

Revenue recognition

The Company recognizes its revenues, as the related services are rendered to the customer and are net of allowances and discounts, its related business taxes and value added taxes. In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

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

Revenues from healthcare consultation and medical consultation services are recognized in the period that services are rendered, net of business tax. Revenue received in advance for future service is recorded as deferred revenue. Revenues from the sales of Chinese herbal medicine are recognized upon delivery of the related products. The Company records revenue, net of business tax, which is levied at 5% on the invoiced value of services. The business tax charged for the nine months ended September 30, 2009 and 2008 was $82,975 and $76,865 respectively.

For membership package sales that are considered multiple element transactions, the entire fee from the arrangement is bundled with an annual health check-up and free access to the Company’s health club for a prescribed time of period. The Company recognizes revenue in accordance with the provisions of ASC Topic 605-25, “Multiple-Element Arrangement”. As a multiple element arrangement, total fees are allocated to each element based on vendor-specific objective evidence of fair value for each element or using the residual method, when applicable. Vendor specific fair value (“VSOE”) is established based on the sales price charged when the same element is sold separately. Vendor specific fair value of the undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Revenue from an annual health check-up is recognized when services are rendered. Revenue allocated to free access to the Company’s health club is recognized ratably over the contractual term, typically one year.

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the nine months ended September 30, 2009 and 2008, the Company has determined no reserve for these potential adjustments.

●

Cost of revenues

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges, depreciation on medical equipments and direct overhead.

●

Deferred revenue

Deferred revenue consists primarily of payments received in advance from customers.

●

Income tax

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the nine months ended September 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

●

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying condensed consolidated statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

●

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of September 30, 2009.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	Nine months ended September 30,
	2009	2008
Period-end rates RMB:US$1 exchange rate	6.8376	6.8351
Average rates RMB:US$1 exchange rate	6.8425	6.9750

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

●

Segment reporting

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

ASC Topic 280, “Segments Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two reportable operating segments: Health Management Service and Chinese Medical Service.

●

Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

●

Financial instruments

Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

NOTE－4

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of the followings:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Prepayments to equipment vendors	$605,831	$275,638
Deposits	98,483	50,188
Advances to employees	33,153	33,073
Other receivables	12,020	5,648
	$749,487	$364,547

Prepayments to equipment vendors are expected to take the delivery of medical equipment within the next 12 months.

NOTE－5

AMOUNTS DUE TO DIRECTORS

As of September 30, 2009, the balance of $278,571 represented temporary advances from Mr. Shubin Wang and Ms. Feng Gu, the directors of the Company, which is unsecured and interest-free with no fixed terms of repayment. An amount of imputed interest is considered insignificant.

NOTE－6

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the followings:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accrued expenses	$11,183	$76,741
Salaries payable	-	69,997
Other tax payables	15,817	24,271
	$27,000	$171,009

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－7

INCOME TAXES

For the nine months ended September 30, 2009 and 2008, the local (“the United States”) and foreign components of income before income taxes were comprised of the following:

	Nine months ended September 30,
	2009	2008
Tax jurisdictions:
- Local	$-	$-
- Foreign	28,775	71,061
Income before income taxes	$28,775	$71,061

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2009	2008
Current:
- Local	$-	$-
- Foreign	51,612	33,818

Deferred:
- Local	-	-
- Foreign	-	-
Provision for income taxes	$51,612	$33,818

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries and VIEs that operate in various countries: U.S., British Virgin Island and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

CVPH is registered in the State of Nevada and is subject to United States tax law. For the nine months ended September 30, 2009 and 2008, CVPH has generated an operating loss.

British Virgin Island

Under the current BVI law, China Vitup BVI is not subject to tax on income.

The PRC

All the Company’s PRC subsidiaries are subject to the Corporate Income Tax (“CIT”) governed by the Income Tax Law of the PRC at a unified income tax rate of 25%.

Under the CIT Law, Dalian Vitup Management is considered a foreign investment enterprise and is entitled to tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

income tax for the next three years, subject to a transitional policy under the Corporate Income Tax Law to enjoy the unexpired tax holidays.

Dalian Vitup Clinic is subject to applicable tax rate ranged from 5% to 35% as a sole-proprietorship.

Dalian Vitup Management and Dalian Vitup Clinic are exempted from the PRC Corporate Income Tax due to cumulative operating loss for the nine months ended September 30, 2009 and 2008.

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine months ended September 30,
	2009	2008

Income before income taxes	$28,775	$71,881
Add: operating losses not included in tax base	188,315	91,821
Income subject to income tax	217,090	163,702
Statutory income tax rate	25%	25%
Income tax impact at the statutory rate	54,273	40,926

Effect from different tax bases	(30,297)	(7,754)
Non-deductible items	15,506	4,744
Prior year adjustment	19,135	-
Non-taxable items	(7,005)	(4,098)
Income tax expense	$51,612	$33,818

The Company files tax returns in the various tax jurisdictions in which its subsidiaries operate in the PRC. The United States tax returns of its tax years 2006 to 2008 remain open to examination by IRS. The PRC 2008 tax returns were filed and finalized by the local tax office with an additional tax payment of $19,135 in May 2009.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards	$177,957	$130,568
Less: valuation allowance	(177,957)	(130,568)
Deferred tax assets	$-	$-

As of September 30, 2009 and December 31, 2008, a valuation allowance of $177,957 and $130,568 was provided to the deferred tax assets due to the uncertainty surrounding their realization. For the nine months ended September 30, 2009, the valuation allowance increased by $47,389, primarily relating to net operating loss carryforwards from the foreign tax regime.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－8

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Health Management Service and Chinese Medical Service. The Company, through its subsidiaries and VIEs, operates these segments in the PRC. Other than cash and cash equivalents of approximately $1,114 maintained in Hong Kong as of September 30, 2009, all the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the nine months ended September 30, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009
	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$-	$17,945	$-	$17,945
- Service revenue	528,367	17,548	-	545,915
Total revenue, net	528,367	35,493	-	563,860
Cost of revenue	(253,415)	(9,397)	-	(262,812)
Gross profit	274,952	26,096	-	301,048
Depreciation	18,293	82	7,752	26,127
Net income (loss)	80,279	(751)	(18,574)	60,954
Expenditure for long-lived assets	$325,230	$-	$-	$325,230

	Nine months ended September 30, 2009
	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$-	$46,593	$-	$46,593
- Service revenue	1,225,772	45,220	-	1,270,992
Total revenue, net	1,225,772	91,813	-	1,317,585
Cost of revenue	(681,590)	(23,338)	-	(704,928)
Gross profit	544,182	68,475	-	612,657
Depreciation	95,842	219	15,200	111,261
Net income (loss)	159,998	(4,444)	(178,391)	(22,837)
Expenditure for long-lived assets	$354,918	$1,731	$-	$356,649

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30, 2008
	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$-	$11,319	$-	$11,319
- Service revenue	423,279	11,921	-	435,200
Total revenue, net	423,279	23,240	-	446,519
Cost of revenue	(218,367)	(9,005)	-	(227,372)
Gross profit	204,912	14,235	-	219,147
Depreciation	48,386	-	3,754	52,140
Net income (loss)	52,501	(133)	(25,910)	26,458
Expenditure for long-lived assets	$57,570	$-	$-	$57,570

	Nine months ended September 30, 2009
	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$-	$61,370	$-	$61,370
- Service revenue	1,198,160	20,481	-	1,218,641
Total revenue, net	1,198,160	81,851	-	1,280,011
Cost of revenue	(652,449)	(44,189)	-	(696,638)
Gross profit	545,711	37,662	-	583,373
Depreciation	135,905	-	10,915	146,820
Net income (loss)	123,961	5,638	(92,356)	37,243
Expenditure for long-lived assets	$182,509	$-	$2,406	$184,915

All of the Company’s revenues were derived from customers located in the PRC.

NOTE－9

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers and vendors

For the three and nine months ended September 30, 2009 and 2008, there are no customers and vendors who account for 10% or more of revenues and purchases, respectively.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

(d)

Economic and political risks

Substantially all of the Company’s services and products are rendered and delivered in the PRC. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the PRC and not typically associated with companies in North America and Western Europe. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in the PRC.

NOTE－10

COMMITMENTS AND CONTINGENCIES

(a)

Operating leases

The Company leases healthcare centers in Dalian City, the PRC under non-cancelable operating leases from a related party. Costs incurred for the healthcare center and office premise in Dalian City, the PRC under operating leases are recorded as rent expense of $38,780 and $35,099 for the nine months ended September 30, 2009 and 2008.

As of September 30, 2009, future minimum rent payments due under a non-cancelable operating lease are as follows:

Period ending September 30:
2010	$51,743
2011	51,743
2012	51,743
2013	51,743
Thereafter	278,156
Total:	$485,128

(b)

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $64,250 of biochemical reagent in a term of 4 years from 2008 through 2011. For the period ended September 30, 2009 and 2008, the Company incurred $7,696 and $5,832, respectively.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－11

COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

NOTE－12

SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 13, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2009.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended September 30, 2009 Compared to the Three Month Period Ended September 30, 2008.

Revenues

During the three month period ended September 30, 2009, the Company had total operating revenue in the amount of $563,860.  Of this $528,367 and $35,493 were generated from our healthcare management service and Chinese medical service, respectively.  During the three month period ended September 30, 2008, the Company had total operating revenue in the amount of $446,519.  Of this $423,279 and $23,240 were generated from our healthcare management service and Chinese medical service, respectively.

The following chart illustrates the changes in our revenue generated by our health management service and Chinese medical service for the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008:

	Three Month Period ended September 30,
	2009	2008	% Change
Health management service revenue:
- Product sale	$-	-	0%
- Service revenue	528,367	423,279	24.8%

Total Health management service revenue:	528,367	423,279	24.8%

	Three Month Period ended September 30,
	2009	2008	% Change
Chinese medical service revenue:
- Product sale	$17,945	11,319	58.5%
- Service revenue	17,548	11,921	47.2%

Total Chinese medical service revenue	35,493	23,240	52.7%__

The Company’s operating revenue for the three month period ended September 30, 2009 increased by $117,341, or approximately 26% as compared to the three month period ended September 30, 2008. The increase in revenue was primarily attributable to increases experienced by the Company regarding the number of customers utilizing and paying for our healthcare management service.  The increase in customers was primarily attributable to promotional efforts conducted by our marketing department. The Company has three major types of customers: Individuals, Enterprises including Government Agencies, and Members. For each different type of customer, there is a different unit price for services provided by the Company. Each customer type’s proportion of the total revenue for the three month period ended September 30, 2009 was 3%, 76% and 15%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the three month period ended September 30, 2009 and 2008:

	Three Month Period ended September 30,
Customer Type	2009 ($)	% of Total	2008 ($)	% of Total	Change	% Change
Individuals	14,859	3%	50,871	11%	-36,012	-71%
Enterprises	430,123	76%	334,989	75%	95,134	28%
Insurance Companies	-	0%	-	0%	-	0%
Members	83,749	15%	39,409	9%	44,340	113%
General Treatment	35,129	6%	21,250	5%	13,879	65%
TOTAL	563,860	100%	446,519	100%	117,341	26%

The Company’s operating revenue from Enterprises, Members and General Treatment for the three month period ended September 30, 2009 increased by $95,134, $44,340 and $13,879, or approximately 28% 113% and 65% respectively as compared to the three month period ended September 30, 2008.  The increase was offset by the decrease in revenue experienced by the Company from Individuals of $36,012 or approximately 71%.  The result was an overall increase of $117,341 or approximately 26% in total revenue.

Costs of Revenue

The cost of revenue for the three month period ended September 30, 2009 was $262,812, as compared to $227,372 for the three month period ended September 30, 2008, an increase of $35,440 or approximately 15.6%. The increase in cost of revenue was primarily attributable to the increase of consumable costs along with the increase experienced by the Company in the number of customers during the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008.

Operating Expenses

Our operating expenses for the three month period ended September 30, 2009 were $225,992.  Of this, $26,127 was allocated to depreciation, $186,935 was used in general and administrative expenses, and $12,930 was used for rental expenses.  Our operating expenses for the three month period ended September 30, 2008 were $181,359.  Of this, $52,140 was allocated to depreciation, $119,132 was used in general and administrative expenses and $10,087 was used for rental expenses. The increase in the Company’s operating expenses during the three month period ended September 30, 2009, as compared to the same period in September 2008 was primarily attributable to the fact that part of the Company’s general and administrative expenses increase by $67,803. The increase in the Company’s general and administrative expenses during the three month period ended September 30, 2009, as compared to the same period in September 2008 was primarily attributable to the fact that the Company experienced an increase in staff salaries.

The following chart illustrates the changes in our operating expenses for the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008:

	Three Month Period ended September 30,
	2009	2008	% Change
Operating expenses:
Depreciation	$26,127	$52,140	- 49.9%
General and administrative	186,935	119,132	56.9%
Rental expense – related party	12,930	10,087	28.2%

Total operating expenses	$225,992	$181,359	24.6%

Net Income

For the three month period ended September 30, 2009 the Company experienced net income of $60,954 as compared to net income of $26,458 for the three month period ended September 30, 2008, an increase of $34,496, or approximately 130%.  The increase in net income that the Company experienced was attributable to the following reasons: i) revenue increased by $117,341, or approximately 26%; ii) gross profit rate increased from 49% to 53%; and iii) depreciation decreased by 34% due to the full depreciation of some of the Company’s equipment.

Results of Operations for the Nine Month Period Ended September 30, 2009 Compared to the Nine Month Period Ended September 30, 2008.

Revenues

During the nine month period ended September 30, 2009, the Company had total operating revenue in the amount of $1,317,585.  Of this $1,225,772 and $91,813 were generated from our healthcare management service and Chinese medical service, respectively.  During the nine month period ended September 30, 2008, the Company had total operating revenue in the amount of $1,280,011.  Of this $1,198,160 and $81,851 were generated from our healthcare management service and Chinese medical service, respectively.

The following chart illustrates the changes in our revenue generated by our health management service and Chinese medical service for the nine month period ended September 30, 2009, as compared to the nine month period ended September 30, 2008:

	Nine Month Period ended September 30,
	2009	2008	% Change
Health management service revenue:
- Product sale	$-	$-	0%
- Service revenue	1,225,772	1,198,160	2.3%

Total Health management service revenue:	$1,225,772	$1,198,160	2.3%

	Nine Month Period ended September 30,
	2009	2008	% Change
Chinese medical service revenue:
- Product sale	$46,593	$61,370	-24.1%
- Service revenue	45,220	20,481	120.8%

Total Chinese medical service revenue	$91,813	$81,851	12.2%

The Company’s operating revenue for the nine month period ended September 30, 2009 increased by $37,574 or approximately 2.9% as compared to the nine month period ended September 30, 2008. The increase in revenue was primarily attributable to increases experienced by the Company regarding the number of customers utilizing and paying for our healthcare management service.  The increase in customers was primarily attributable to promotional efforts conducted by our marketing department. The Company has three major types of customers: Individuals, Enterprises including Government Agencies, and Members. For each different type of customer, there is a different unit price. Each customer type’s proportion of the total revenue generated by the Company for the nine months ended September 30, 2009 was 5%, 70% and 18%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the nine month period ended September 30, 2009 and 2008:

	Nine Month Period ended September 30,
Customer Type	2009 ($)	% of Total	2008 ($)	% of Total	Change	% Change
Individuals	59,330	5%	158,243	12%	-98,913	-63%
Enterprises	922,539	70%	907,953	71%	14,586	2%
Insurance Companies	-	0%	-	0%	-	0%
Members	243,988	18%	136,601	11%	107,387	79%
General Treatment	91,728	7%	77,214	6%	14,514	19%
TOTAL	1,317,585	100%	1,280,011	100%	37,574	3%

The Company’s operating revenue from Enterprises, Members and General Treatment for the nine month period ended September 30, 2009 increased by $14,586, $107,387 and $14,514, or approximately 2%, 79% and 19%, respectively as compared to the nine month period ended September 30, 2008.  The increase was offset by decreased revenue experienced by the Company from Individuals of $98,913 or approximately 63%.  The result was an overall increase of $37,574, or approximately 3% in total revenue.

Costs of Revenue

The cost of revenue for the nine month period ended September 30, 2009 was $704,928 as compared to $696,638 for the nine month period ended September 30, 2008, an increase of $8,290 or approximately 1.2%. The slight increase in cost of revenue was primarily attributable to the increase of consumable costs along with the increase experienced by the Company in the number of customers during the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008.

Operating Expenses

Our operating expenses for the nine month period ended September 30, 2009 were $584,338.  Of this, $111,261 was allocated to depreciation, $434,297 was used in general and administrative expenses, and $38,780 was used for rental expenses.  Our operating expenses for the nine month period ended September 30, 2008 were $513,386.  Of this, $146,820 was allocated to depreciation, $331,467 was used in general and administrative expenses and $35,099 was used for rental expenses. The increase in the Company’s operating expenses during the nine month period ended September 30, 2009, as compared to the same period in September 2008 was primarily attributable to the fact that the Company experienced an increase in staff salaries.

The following chart illustrates the changes in our operating expenses for the nine month period ended September 30, 2009, as compared to the nine month period ended September 30, 2008:

	Nine Month Period ended September 30,
	2009	2008	% Change
Operating expenses:
Depreciation	$111,261	$146,820	-24.2%
General and administrative	434,297	331,467	31%

Rental expense – related party	38,780	35,099	10.5%

Total operating expenses	$584,338	$513,386	13.8%

Net Income (Loss)

For the nine month period ended September 30, 2009 the Company experienced a net loss of ($22,837) as compared to net income of $37,243 for the nine month period ended September 30, 2008.  The change in net income (loss) that the Company experienced was attributable to the increase in total operating expenses by 14%, which mainly due to increases experienced by the Company in staff salaries and the additional income tax payment made by the Company in May 2009 for 2008 PRC income tax.

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

Total Current Assets & Total Assets

As of September 30, 2009, our unaudited balance sheet reflects that we have: i) total current assets of $1,235,841, as compared to total current assets of $1,378,785 as of December 31, 2008; and ii) total assets of $2,715,201 as of September 30, 2009, compared to total assets of $2,633,921 as of December 31, 2008, an increase of $81,280, or approximately 3.1%.

Total Current Liabilities

As of September 30, 2009, our unaudited balance sheet reflects that we have: i) total current liabilities of $517,182, compared to total current liabilities of $418,094 as of December 31, 2008; and ii) total liabilities of $1,660,793, compared to total liabilities of $1,559,170 as of December 31, 2008, an increase of $101,623, or approximately 6.5%.  The increase in the Company’s total current liabilities was primarily attributable to the temporary advances from directors.

Cash Flow

A summary of our cash flows for the nine month period ended September 30, 2009 and 2008 is as follows:

	Nine Month Period Ended September 30,
	2009	2008

Net cash (used in) provided by operating activities	$(117,197)	$558,303
Net cash used in investing activities	$(845,239)	$(704,305)
Net cash provided by (used in) financing activities	$798,689	$(374,856)
Effect of exchange rate change on cash and cash equivalents	$436	$43,937
Net change in cash and cash equivalents	$(163,311)	$(476,921)

Cash and cash equivalents, Beginning of Period	$395,156	$651,598

Cash and cash equivalents, End of Period	$231,845	$174,677__

Net Cash Used in Operating Activities. Net cash used in our operating activities was $(117,197) for the nine month period ended September 30, 2009, as compared to net cash provided by our operating activities of $558,303 for the nine month period ended September 30, 2008, a change of $675,500.  The primary reason for the change in net cash used in/provided by operating activities for the nine month period ended September 30, 2009, as compared to the same period in 2008 was the increase in accounts receivable and prepayments experienced by the Company and the decrease in accounts payable experienced by the Company.

Net Cash Used in Investing Activities Net cash used in our investing activities was $(845,239) for the nine month period ended September 30, 2009, as compared to net cash used in investing activities of $(704,305) for the nine month period ended September 30, 2008, a change of $140,934. The primary reason for the change in net cash used in investing activities for the nine month period ended September 30, 2009, as compared to the same period in 2008 was due to the fact that the Company bought more plant and equipment in 2009.

Net Cash Provided by Our Financing Activities Net cash provided by our financing activities was $798,689 for the nine month period ended September 30, 2009, as compared to net cash used in our financing activities of $(374,856) for the nine month period ended September 30, 2008, a change of $1,173,545.  The primary reason for the change in net cash provided/used by financing activities for the nine month period ended September 30, 2009 as compared to the same period in 2008 was due to the fact that the directors of the Company made a temporary advance to the Company in the amount of $798,689 during the nine month period ended September 30, 2009.

Changes in Operating Assets and Liabilities

Below are the major changes in operating assets and liabilities under cash flows from operating activities for the nine month periods ended September 30, 2009 and 2008:

	Nine Month Period ended September 30,
	2009	2008
Changes in operating assets and liabilities:
Accounts receivable	$(152,193)	$121,124
Accounts Payable	$(26,491)	$(68,752)
Accrued liabilities and other payables	$(144,322)	$209,224

Accounts Receivable  Our changes in accounts receivable from $121,124 in September 30, 2008 to $(152,193) in September 30, 2009 was primarily attributable to the fact that less accounts receivable were collected in 2009.

Accounts Payable  Our changes in accounts payable from $(68,752) for the nine months ended  September 30, 2008 to $(26,491) for the nine months ended September 30, 2009 was primarily attributable to the fact that the Company experienced a decrease in its accounts payable to vendors for the purchase of medical consumables in the nine month period ended September 30, 2009.

Accrued liabilities and other payables. Our changes in accrued liabilities and other payable from $209,224 in September 30, 2008 to $(144,322) in September 30, 2009 was primarily attributable to repayments made to suppliers for the purchase of equipment by the Company.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer

Date:  November 13, 2009

By:  /S/ Yan Zheng

Yan Zheng, Chief Financial Officer

Date:  November 13, 2009