Form 10-K
period 2009-12-31
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2010-03-31
CIK 1391426

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $9,118,688.

As of March 29, 2009, the Company had 15,000,000 shares issued and outstanding.

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

Currently, the majority of medical care services throughout the People’s Republic of China (the “PRC”) are provided by government sponsored medical institutions and organizations which are often times overcrowded, under staffed, and under supplied and which are not designed to offer preventative care.  There are a limited number of private institutions providing medical care to PRC citizens, particularly citizens within the middle class.  The Registrant’s goal is to modernize the current healthcare industry in China by providing Chinese citizens with individualized healthcare services and preventative care tailored specifically to their needs at private medical facilities throughout China.  Due to the overcrowding and a high patient to doctor ratio that exists within the state sponsored medical facilities throughout China, the Registrant believes that the rapidly increasing middle class of China is interested in seeking viable alternatives to state sponsored medical facilities.  The Registrant aims to provide these individuals with an alternative to state sponsored medical facilities in the form of highly modern and upscale medical facilities where the Registrant’s clients can go to have their health monitored on a regular basis.

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

Dalian Vitup Clinic

The Dalian Vitup Clinic is a sole proprietorship that was registered under the laws of the PRC on January 10, 2006 with a registered capital of RMB 100,000 (approximately US $12,134), by ShuBin Wang, one of our directors and our majority shareholder; Shubin Wang is the sole proprietor and owner of the Dalian Vitup Clinic. In anticipation of becoming an affiliated entity with a publicly reporting company with the Securities and Exchange Commission, on or around April 1, 2006, Shubin Wang entered into a Shift Contract (the “Shift Contract”), discussed below, with Dalian Vitup Healthcare; the Shift Contract is one of the control agreements established to create our corporate structure.  On September 1, 2006, Shubin Wang, as the sole proprietor of the Dalian Vitup Clinic entered into various other contractual agreements, which, together with the Shift Contract, made the Dalian Vitup Clinic an operating affiliate of Dalian Vitup Management. The Shift Contract, and the other contractual agreements are discussed below.

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

The Shift contract ensures that Dalian Vitup Healthcare is the beneficiary of all of the property, rights, and interests of the Dalian Vitup Clinic, of which Shubin Wang is the sole owner.  Dalian Vitup Healthcare is relying upon the Shift Contract as the mechanism through which it will be entitled to control the operations of Dalian Vitup Clinic and to receive all the economic benefits of the business operations of Dalian Vitup Clinic.  We believe no proxy agreement or option agreement is necessary because ShuBin Wang, as sole owner of Dalian Vitup Clinic, has “shifted” all the clinic’s property, rights and interests to Dalian Vitup Healthcare pursuant to the terms of the Shift Contract.  We believe no consulting agreement requiring payment of consulting fees is required because, in accordance with the terms of Shift Contract, the parties have acknowledged that Dalian Vitup Clinic is not an independent entity and that its revenue and income are to be considered with Dalian Vitup Healthcare.  The other control agreements, discussed above, provide Dalian Vitup Management with control over Dalian Vitup Healthcare.

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

Our operating affiliate’s primary technique for evaluating and monitoring the health of its patients is through the implementation of its four-dimensional checkup model (the “Model”).  The Model consists of a blend of standard western medical checkup procedures, psychological evaluations, traditional Chinese medical consultations, and life style evaluations. The western aspect of the Model utilizes standard western medical procedures to evaluate and monitor the health of patients, including, but not limited to, the following checkup procedures: tumor screening, blood testing, ultra sound examinations, ophthalmic inspection, and oral cavity checkups.  In addition to the western aspect of the Model, our operating affiliate performs comprehensive psychological tests on its patients to assist them in determining life orientation and career choices.  The traditional Chinese medical aspect of the Model focuses on the utilization of standard Chinese medical methods to evaluate a patient’s health. Standard Chinese medical methods focus on a medical approach of monitoring and palpating the patient’s body to diagnose potential health problems that a patient may have, as well as prescribing herbal medications to address any health problems that a patient is experiencing. The final component of the Model is the nutritional evaluation.  Our operating affiliate uses various advanced technologies to analyze a patients’ body composition and ultimately establish nutritional programs geared towards the prevention of potential health problems.

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

Additionally, as noted above, our operating affiliate, Dalian Vitup Clinic, operates a referral program through which it refers our existing patients to domestic hospitals in the event they are in need of medical services which are not provided by the operating affiliate.

The Company has cooperative arrangements with several hospitals located throughout Beijing for the referral of patients who are in need of medical services which are not provided by the Company at its medical clinic.  In order to establish a cooperative relationship with a hospital, the Company executes a standard Cooperation Agreement which provides that: i) the hospital will provide high quality medical services to the Company’s clients; ii) the Company will provide all relevant medical information regarding the Company’s client to the hospital, which the hospital will keep confidential; and; iii) the Company will, based upon the fee-charging standard approved by the State, take responsibility for the payment of medical service expenses incurred by its client whom it referred to the hospital.  Each Cooperation Agreement is valid for a term of three years and may be extended through negotiation of the parties to the Cooperation Agreement.  The foregoing description of the Company’s standard Cooperation Agreement is qualified in its entirety by reference to the Cooperative Agreement which was filed as Exhibit 10.7 to the Company’s Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.  In addition to the cooperative arrangement with hospitals located in China, the Company has cooperative arrangements with several international hospitals located in Japan for the referral of the Company’s patients.  The Company’s international referral program is another service that the Company, through its operating affiliate, Dalian Vitup Clinic, provides to its patients.  Through the referral program, the Dalian Vitup Clinic may refer patients to different international medical facilities to ensure that patients receive all necessary medical treatment.  The international referral program is not a material part of the Company’s business operations; rather, it is an additional service that the Company is able to provide through its operating affiliates to its patients to ensure that all of their medical needs are satisfied.

Additionally, our operating affiliates plan on developing referral based strategic alliances through close relationships with individuals in Japan, the United Kingdom, and Canada. These strategic alliances will be designed to assist the Company and its operating affiliate with the acquisition and importation of medical equipment and products.   The purpose of these alliances will be to facilitate our operating affiliate’s international patient referral program and promote the Company’s brand name to international businesses operating within the PRC.  Neither the Company nor its operating affiliates have rendered any referral services over the last two years.  We anticipate that the strategic alliances that we plan to enter into will facilitate the Company’s knowledge and understanding regarding current trends and advancements with medical equipment and products.   It is anticipated that the information garnered through these alliances with help influence the Company’s decision on what medical equipment and products it will seek to acquire and have delivered to its offices in China.  Furthermore in accessing what medical equipment and products to pursue, the Company will then take into consideration the domestic market and its customers’ needs. Moreover, if the Company’s customers have the need of medical treatment which can not be satisfied by domestic hospitals, or if the Company’s customers are abroad and need medical help, the Company anticipates utilizing strategic alliances to refer the customers to other hospitals located in foreign countries.

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

Within the next three years, our objective is to establish additional medical clinics throughout China through which we are able to provide high quality medical care to Chinese citizens.  We currently have plans to establish affiliate medical clinics in the following cities, in the following order: 1) Beijing; 2) Shenyang; 3) Dalian Development Zone. At the proper time, we are going to copy our business model quickly and open more new clinics in economically well developed cities all around China.

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

Customers and Marketing

Customers

Due to the overcrowding and high patient to doctor ratios that exist within the state sponsored medical facilities throughout China, we believe that the rapidly increasing middle class of China is interested in seeking viable alternatives to state sponsored medical facilities.  We aim to provide these individuals with an alternative to state sponsored medical facilities in the form of highly modern and upscale medical facilities where their clients can go to have their health monitored on a regular basis.  Additionally, we aim to establish a venue whereby Chinese citizens can establish and maintain lasting relationships with primary care physicians.

Our operating affiliate’s current customers, all of whom are discussed in detail below, are composed mainly of the following: i) Enterprises; ii) Government Agencies; iii) Financial Agencies & Insurance Companies; iv) Members; and v) Individuals.

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

Individuals

Individuals are classified as patients who have come to the clinic for a one-time health checkup.  Our operating affiliates offer a variety of Individual Checkup Packages depending upon the Individual’s age. Currently, approximately 7,424 individuals have participated in a one-time checkup.

Percentage of Revenue Attributable to Each Customer Type for Fiscal Years Ended 2008 and 2009

For the fiscal period that ended December 31, 2008, the foregoing customers accounted for the following percentages of the Company’s revenue from its business operations conducted at its affiliate medical clinic located in Dalian: Individuals and Members – 21%; Enterprises – 72%; Insurance Companies – 2%; and General Treatment – 5%.

For the fiscal period that ended December 31, 2009, the foregoing customers accounted for the following percentages of the Company’s revenue from its business operations conducted at its affiliate medical clinic located in Dalian: Individuals and Members – 38%; Enterprises – 56% and General Treatment – 6%.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the fiscal years ended 2009 and 2008

	Fiscal Years Ended 2008 and 2009
Customer Type	2009 ($)	% of Total	2008 ($)	% of Total	Change	% Change
Individuals & Members	907,013	38%	427,742	21%	479,271	112%
Enterprises (including Government Agencies)	1,364,223	56%	1,458,694	72%	-94,471	-6%
Insurance Companies	0	0%	38,504	2%	-38,504	-100%
General Treatment	139,807	6%	108,216	5%	31,591	29%
TOTAL	2,411,043	100%	2,033,156	100%	377,887	19%

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

Employees

The Company and its operating affiliates currently have one hundred and seven (107) full-time employees.  Forty-five (45) of the current employees hold medical degrees from universities throughout China.

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

ITEM 1A. RISK FACTORS.

Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2.

 PROPERTIES.

Medical Clinic

On January 12, 2004, the Registrant’s operating affiliate, Dalian Vitup Healthcare entered into a House Lease Agreement with Shubin Wang for the lease of a portion of the premises housing its medical clinic. Pursuant to the terms of the House Lease Agreement, Dalian Vitup Healthcare leased a portion of the property located at No. 108-1, 108-2, Nanshan Road, Zhongshan District, Dalian for a period of 15 years at an initial annual rental rate of RMB 100,000 (approximately US$13,835.30). Pursuant to the terms of the House Lease Agreement, the lease is for a term of 15 years, the lease is not cancelable, and the annual rental rate will be adjusted every two years through consultation between the parties.  Additionally, under the House Lease Agreement, Dalian Vitup Healthcare is responsible for the payment of all taxes, expenses and other relevant charges arising out their occupation of the leased premises.  A copy of the House Lease Agreement was filed as Exhibit 10.8 to the Company’s Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.   On March 12, 2006, the parties agreed to adjust the annual rental rate in the House Lease Agreement to RMB 348,000 (approximately US$49,983.40), effective April 2006.  A copy of the Supplemental House Lease Agreement with the information relating to the adjustment of the annual rental rate was filed as Exhibit 10.15 to the report on Form 10-K filed with the SEC on April 15, 2009, and is herein incorporated by reference.

On August 15, 2006, Dalian Vitup Management entered into a House Lease Agreement with Shubin Wang for the lease of office space.  Pursuant to the terms of the House Lease Agreement, Dalian Vitup Management leased a portion of the property located at No. 108-1, 108-2, Nanshan Road, Zhongshan District, Dalian for a period of 20 years at an annual rental rate of RMB 5,800 (approximately US$833).  Pursuant to the terms of the House Lease Agreement, the lease is not cancelable, and the annual rental rate will be adjusted every two years through consultation between the parties.  Additionally, under the House Lease Agreement, Dalian Vitup Management is responsible for the payment of all taxes, expenses and other relevant charges arising out their occupation of the leased premises.  The foregoing description of the House Lease Agreement is qualified in its entirety by reference to the House Lease Agreement which is filed as Exhibit 10.16 to the report on Form 10-K filed with the SEC on April 15, 2009, and is herein incorporated by reference.

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

Equipment

Within our medical clinic and mobile medical facilities, our operating affiliates own and utilize a variety of modern medical devices for diagnosis and treatment, including, but not limited to: a) a Quantum Resonance Spectrometer; b) an Acuson Aspen Siemens Color Ultrasound System; c) an Osteospace; d) a Body Composition Analyzer; e) a Blood Lead Detector; f) a Remote Control X-Ray System; g) an Automatic Biochemical Analyzer; and h) a Japanese Full Automatic Blood Cell Counter.

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

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Registrant's common stock is approved for quotation on the Over the Counter Bulletin Board under the symbol CVPH.  However, there is no established or liquid trading market for the Company’s shares because very limited, if any, trading has occurred with the Company’s common stock over the last two fiscal years.  The Registrant currently has 15,000,000 shares of common stock issued and outstanding.

The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim periods, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2008	HIGH	LOW
Quarter Ended March 31	$2.05	$0.20
Quarter Ended June 30	$1.75	$0.35
Quarter Ended September 30	$1.25	$0.10
Quarter Ended December 31	$1.35	$0.50
2009	HIGH	LOW
Quarter Ended March 31	$2.00	$0.50
Quarter Ended June 30	$2.00	$2.00
Quarter Ended September 30	$2.00	$0.015
Quarter Ended December 31	$1.00	$0.98

Holders

The Registrant currently has 15,000,000 shares of common stock issued and outstanding.  As of March 30, 2010, the Registrant’s stock was owned by approximately 40 holders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2009 or 2008.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Within the next three years, it is our objective is to establish an additional three affiliated medical clinics throughout China through which we are able to provide high quality medical care to Chinese citizens.  We will model our clinics after the clinic that we currently operate in Dalian.  We anticipate establishing medical clinics in the following cities, in the following order: 1) Beijing; and 2) Shenyang. At proper time, we are going to copy our business model quickly and open more new clinics in economic developed cities all around China.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal years ended December 31, 2009 and 2008.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operations for the Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008

Revenues

During the fiscal year ended December 31, 2009, the Company had total operating revenue in the amount of $2,411,043.  Of this $2,271,236 was directly attributable to revenue generated from the Company’s healthcare management service, and $139,807 was attributable to the Company’s Chinese medical service.

During the fiscal year end December 31, 2008, the Company had total operating revenue in the amount of $2,033,156.  Of this $1,918,494 was directly attributable to revenue generated from the Company’s healthcare management service, and $114,662 was attributable to the Company’s Chinese medical service.

The increase in total operating revenue from 2008 to 2009 was primarily due to the increase in the number of individual customers utilizing and paying for our healthcare management service.  The increase in individual customers was primarily attributable to promotional efforts from the Company’s marketing department.

 There are three major types of customers: Individuals and Members, Enterprises including Government Agencies, and General Treatment. For different type of customers, there is different unit price. Each type’s proportion of the total is 38%, 56%and 6%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the fiscal years ended December 31, 2009 and 2008:

	Fiscal Years Ended 2008 and 2009
Customer Type	2009 ($)	% of Total	2008 ($)	% of Total	Change	% Change
Individuals & Members	907,013	38%	427,742	21%	479,271	112%
Enterprises( including Government Agencies)	1,364,223	56%	1,458,694	72%	-94,471	-6%
Insurance Companies	0	0%	38,504	2%	-38,504	-100%
General Treatment	139,807	6%	108,216	5%	31,591	29%
TOTAL	2,411,043	100%	2,033,156	100%	377,887	19%

The Company’s operating revenue from Individuals & Members and General Treatment for the fiscal year ended December 31, 2009 increased by $479,271 and $31,591, or approximately 112% and 29%, respectively as compared to the fiscal year ended December 31, 2008.

The following chart illustrates the changes in our revenue generated by our health management service and Chinese medical service for the fiscal year ended December 31, 2009, as compared to the fiscal year ended December 31, 2008:

	Year ended December 31,
	2009	2008	% Change
Health management service revenue:
- Product sale	-	-	-
- Service revenue	$2,271,236	$1,918,494	18%

Total Health management service revenue:	$2,271,236	$1,918,494	18%

	Year ended December 31,
	2009	2008	% Change
Chinese medical service revenue:
- Product sale	$58,317	$82,522	-29%
- Service revenue	$81,490	$32,140	154%

Total Chinese medical service revenue	$139,807	$114,662	22%

Cost of Revenue

The cost of revenue for the fiscal year ended December 31, 2009 was $1,299,275 as compared to $1,150,507 for the fiscal year ended December 31, 2008.  The increase in cost of revenue was attributable to several factors including an increase of approximately $38,172 in staff salaries and related employee expenses, an increase of approximately $14,821 in machinery and equipment maintenance, an increase in the cost of medical consumables of approximately $93,300..

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2009 were $982,763.  Of this, $153,773 was allocated to depreciation, $777,272 was used in general and administrative expenses, and $51,718 was used for rental expense.

Our operating expenses for the fiscal year ended December 31, 2008 were $709,620.  Of this, $198,937 was allocated to depreciation, $459,867 was used in general and administrative expenses, and $50,816 was used for rental expense.

The increase in our aggregate operating expenses from 2008 to 2009 was mainly due to the increase in general and administrative expenses of $317,405. The increase was primarily attributable to the increase in salary and bonus, business trips and repair and maintenance expense.

 The following chart illustrates the changes in our operating expenses for the fiscal year ended December 31, 2009, as compared to the fiscal year ended December 31, 2008:

	Year ended December 31,
	2009	2008	% Change
Operating expenses:
Depreciation	$153,773	$198,937	-23%
Rental expense – related party	$51,718	$50,816	2%
General and administrative	$777,272	$459,867	69%

Total operating expenses	$982,763	$709,620	38%

Net Income

Net income for the fiscal year ended December 31, 2009 was $52,274 as compared to net income of $120,618 for the fiscal year ended December 31, 2008, a decrease of $68,344, or approximately 57%. The decrease in net income was attributable to the following reasons: i) operating expenses increased by $273,143, or approximately 38%; ii) income tax expense increased by $24,513, or approximately 46%.

Income Tax Expense

The Company’s income tax expense for the fiscal year ended December 31, 2009 was $77,483, as compared to $52,970 for the fiscal year ended December 31, 2008.  The increase was mainly attributable to the increase of revenue in 2009.  The following chart illustrates the changes in our Income Tax Expense for the fiscal year ended December 31, 2009, as compared to the fiscal year ended December 31, 2008:

	Year ended December 31,
	2009	2008	% Change

Income tax expense	$77,483	$52,970	46%

Liquidity and Capital Resources

As noted above, within the next three years, it is our objective to establish an additional three medical clinics in China through which we are able to provide high quality medical care to Chinese citizens.  We will model our clinics after the clinic that we currently operate in Dalian.  We anticipate establishing affiliate medical clinics in the following cities, in the following order: 1) Beijing; 2) Shenyang; 3) Dalian Development Zone.  We estimate that it will cost approximately $5,000,000 to open each new facility.  The costs associated with the opening of each clinic will ultimately depend upon the location of the clinic.  We anticipate that the funding for the clinics will come from equity sales and private funding from Mr. ShuBin Wang, one of our directors, and Feng Gu, our Chief Executive Officer. The cost of each clinic will depend on the location of each facility.

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

Total Current Assets & Total Assets

As of December 31, 2009 our audited balance sheet reflects that we have: i) total current assets of $1,204,445, as compared to total current assets of $1,378,785 at December 31, 2008; and ii) total assets of $2,914,993 as of December 31, 2009 compared to total assets of $2,633,921 as of December 31, 2008, an increase of $281,072, or approximately 11%.  The increase in the Company’s total assets from December 31, 2008 to December 31, 2009 was primarily attributable to: i) changes in the Company’s cash and cash equivalents; and ii) an increase in plant and equipment.

Cash and Cash Equivalents. As of December 31, 2009, our balance sheet reflects that we have cash and cash equivalents of $504,676 as compared to $395,156 at December 31, 2008, an increase of $109,520, or approximately 28%. The increase in the Company’s cash and cash equivalents from December 31, 2008 to December 31, 2009 was primarily attributable to the repayment from directors.

Plant and Equipment. As of December 31, 2009, our balance sheet reflects that we have plant an equipment of $1,710,548 as compared to $1,255,136 at December 31, 2008, an increase of $455,412, or approximately 36%. The increase in the Company’s plant and equipment from December 31, 2008 to December 31, 2009 was attributable to the fact that the Company purchased additional equipment in 2009 .

Total Current Liabilities

As of December 31, 2009, our audited balance sheet reflects that we have total current liabilities of $640,701, compared to total current liabilities of $418,094 at December 31, 2008, an increase of $222,607, or approximately 53%.  The increase in the Company’s total current liabilities from December 31, 2008 to December 31, 2009 was primarily attributable to an increase in amounts due to directors.  As of December 31, 2009, our audited balance sheet reflects that we have amounts due to directors of $187,103, as compared to $0 as of December 31, 2008.  The increase in our amounts due to directors was attributable to the fact that in 2009 we received temporary advances from directors.

Cash Flow

A summary of our cash flows for the fiscal year ended December 31, 2009 and 2008 is as follows:

Year Ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008

Net cash provided by operating activities	$605,015	$1,138,364
Net cash used in investing activities	$(1,204,560)	$(529,815)
Net cash provided by (used in) financing activities	$707,444	$(912,712)
Effect of exchange rate change on cash and cash equivalents	$1,621	$47,721
Net Change in Cash and Cash equivalents	$109,520	$(256,442)

Cash and Cash Equivalents, Beginning of Year	$395,156	$651,598

Cash and Cash Equivalents End of Year	$504,676	$395,156

Net cash provided by our operating activities was $605,015 for the year ended December 31, 2009, as compared to net cash provided by our operating activities of $1,138,364 for the year ended December 31, 2008, a decrease of $533,349, or approximately 47%.  The primary reason for the decrease in net cash provided by operating activities is due to the increase of trade accounts receivable from $99,188 in 2008 to $277,181 in 2009.

Net cash used in our investing activities was $1,204,560 for the year ended December 31, 2009, as compared to net cash used in investing activities of $529,815 for the year ended December 31, 2008, an increase of $674,745, or approximately 127%.  The primary reason for the change in net cash used in investing activities is due to the fact that the Company bought more plant and equipment in 2009 as compared to 2008.

Net cash provided by our financing activities was $704,444 for the year ended December 31, 2009, as compared to net cash used in our financing activities of $912,712 for the year ended December 31, 2008.  The primary reason for the change in net cash provided by financing activities is due to the fact that the directors of the Company made a temporary advance to the Company in the amount of $707,444.

Changes in Operating Assets and Liabilities

Below are the major changes in operating assets and liabilities under cash flows from operating activities for the fiscal year ended December 31, 2009 and 2008:

Fiscal Years Ended December 31, 2009 and 2008

	Year ended December 31,
	2009	2008
Changes in operating assets and liabilities:
Accounts receivable	$(177,651)	$122,099
Prepayments, deposits and other receivables	$283,526	$ 449,481
Accounts payable	$21,475	$(33,022)

Prepayments, deposits and other receivables Our changes in prepayments, deposits and other receivables was $283,526 in 2009.  The change was primarily a result of repayment receipt from other receivables.

Accounts Payable During the fiscal year ended December 31, 2009, the changes in accounts payable was $21,475 in 2009.  This change was attributable to the fact that there was an increase in accounts payable due to unpaid medical consumables and assets.

Accounts Receivable As reflected on our statements of cash flow, our changes in accounts receivable was $177,651 in 2009.  The change in accounts receivable was primarily attributable to the fact that more credit sales were generated during the last quarter of the year and meanwhile we intensified our efforts to collect outstanding accounts receivable during 2009.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X  are attached to this report.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

China Vitup Health Care Holdings, Inc.

We have audited the accompanying consolidated balance sheets of China Vitup Health Care Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended December 31, 2009 and 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 31, 2010

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$504,676	$395,156
Accounts receivable, trade	277,181	99,188
Amounts due from directors	-	519,358
Inventories	4,332	536
Prepayments, deposits and other receivables	418,256	364,547
Total current assets	1,204,445	1,378,785

Non-current assets:
Plant and equipment, net	1,710,548	1,255,136

TOTAL ASSETS	$2,914,993	$2,633,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229,136	$207,135
Deferred revenue	13,961	20,558
Income tax payable	25,872	19,392
Amounts due to directors	187,103	-
Accrued liabilities and other payables	184,629	171,009
Total current liabilities	640,701	418,094

Long-term liabilities:
Note payable, related party	1,143,672	1,141,076

Total liabilities	1,784,373	1,559,170

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no share issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 15,000,000 and 15,000,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,500	1,500
Additional paid-in capital	167,481	167,481
Accumulated other comprehensive income	132,495	128,900
Statutory reserve	239,261	202,636
Equity of VIE	(97,012)	(97,012)
Retained earnings	686,895	671,246

Total stockholders’ equity	1,130,620	1,074,751
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,914,993	$2,633,921

See accompanying notes to consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2009	2008

Operating revenues, net	$2,411,043	$2,033,156

Cost of revenue (inclusive of depreciation)	(1,299,275)	(1,150,507)

Gross profit	1,111,768	882,649

Operating expenses:
Depreciation	153,773	198,937
Rental expense – related party	51,718	50,816
General and administrative	777,272	459,867
Total operating expenses	982,763	709,620

INCOME FROM OPERATIONS	129,005	173,029

Other income:
Interest income	752	559
Total other income	752	559

INCOME BEFORE INCOME TAXES	129,757	173,588

Income tax expense	(77,483)	(52,970)

NET INCOME	$52,274	$120,618

Other comprehensive income:
- Foreign currency translation gain	3,595	81,069

COMPREHENSIVE INCOME	$55,869	$201,687

Net income per share – basic and diluted	$0.00	$0.01

Weighted average shares outstanding during the year – basic and diluted	15,000,000	15,000,000

See accompanying notes to consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$52,274	$120,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	408,862	466,037
Loss on disposal of plant and equipment	7,351	5,039
Changes in operating assets and liabilities:
Accounts receivable, trade	(177,651)	122,099
Inventories	(3,793)	3,791
Prepayments, deposits and other receivables	283,526	449,481
Accounts payable	21,475	(33,022)
Deferred revenue	(6,644)	14,386
Income tax payable	6,428	(36,224)
Accrued liabilities and other payables	13,187	26,159

Net cash provided by operating activities	605,015	1,138,364

Cash flows from investing activities:
Prepayments to equipment vendors	(336,300)	(269,775)
Purchase of plant and equipment	(868,260)	(260,040)

Net cash used in investing activities	(1,204,560)	(529,815)

Cash flows from financing activities:
Advances to directors	-	(1,236,506)
Repayments from directors	707,444	323,794

Net cash provided by (used in) financing activities	707,444	(912,712)

Effect of exchange rate charge on cash and cash equivalents	1,621	47,721

NET CHANGE IN CASH AND CASH EQUIVALENTS	109,520	(256,442)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	395,156	651,598

CASH AND CASH EQUIVALENTS, END OF YEAR	$504,676	$395,156

SUPPLEMENTAL DISLCOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$71,055	$66,593
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Equity of VIE	Retained earnings	Total stockholder’s equity
	No. of shares	Amount	No. of shares	Amount

As of January 1, 2008	-	$-	15,000,000	$1,500	$167,481	$47,831	$179,820	$(97,012)	$573,444	$873,064

Foreign currency translation adjustment	-	-	-	-	-	81,069	-	-	-	81,069

Net income for the year	-	-	-	-	-	-	-	-	120,618	120,618

Appropriation to statutory reserve	-	-	-		-	-	22,816	-	(22,816)	-

As of December 31,2008	-	$-	15,000,000	$1,500	$167,481	$128,900	$202,636	$(97,012)	$671,246	$1,074,751

Foreign currency translation adjustment	-	-	-	-	-	3,595	-	-	-	3,595

Net income for the year	-	-	-	-	-	-	-	-	52,274	52,274

Appropriation to statutory reserve	-	-	-	-	-	-	36,625	-	(36,625)	-
As of December 31, 2009	-	$-	15,000,000	$1,500	$167,481	$132,495	$239,261	$(97,012)	$686,895	$1,130,620

See accompanying notes to consolidated financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

CVPH, through its subsidiaries and variable interest entities (“VIEs”), is principally engaged in the provision of health management service and Chinese medical service in the People’s Republic of China (the “PRC”).

Description of subsidiaries and variable interest entities

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

China Vitup Healthcare Holdings, Inc. (“China Vitup BVI”)	British Virgin Island (“BVI”), a limited liability company	Investment holding	10,000 issued shares of US$1 each	100%

Dalian Vitup Management Holdings Co., Ltd (“Dalian Vitup Management”)	The PRC, a limited liability company	Provision of consulting service in the PRC	USD 129,000 (equivalent to RMB 1,000,000)	100%

Dalian Vitup Healthcare Management Co., Ltd. (“Dalian Vitup Healthcare”)*	The PRC, a limited liability company	Provision of health management service in the PRC	RMB 8,000,000	100%

Dalian Zhongshan Vitup Clinic (“Dalian Vitup Clinic”)*	The PRC, sole proprietorship	Provision of Chinese medical consultation services in the PRC	RMB 100,000	100%

*

represents variable interest entity (“VIE”)

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

●

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of CVPH, its subsidiaries, China Vitup BVI, and Dalian Vitup Management and its variable interest entities, Dalian Vitup Healthcare and Dalian Vitup Clinic. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company has adopted the Accounting Standards Codification ("ASC") ASC Topic 810-10-25 “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of variable interest entities are included in the consolidated statements of operations for the years reported.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. For the years ended December 31, 2009 and 2008, the Company did not record an allowance for doubtful accounts, nor have there been any write-offs.

●

Inventories

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (“FIFO”) method for all inventories. Inventories mainly consist of the Chinese herb medicine purchased from third parties.

●

Plant and equipment

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

●

Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of December 31, 2009 and 2008.

●

Revenue recognition

The Company recognizes its revenues, net of business tax, allowances and discounts as the related services are rendered to the customer. In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

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

Revenues from healthcare consultation and medical consultation services are recognized in the period that services are rendered, net of business tax. Revenue received in advance for future service is recorded as deferred revenue. Revenues from the sales of Chinese herbal medicine are recognized upon delivery of the related products. The Company records revenue, net of business tax, which is levied at 5% on the invoiced

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

value of services. The business tax charged for the years ended December 31, 2009 and 2008 was $73,851 and $121,182 respectively.

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

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the years ended December 31, 2009 and 2008, the Company has determined no reserve for these potential adjustments.

●

Cost of revenues

Cost of revenue primarily includes purchase of raw materials, direct labor, depreciation on medical equipments and operating overhead that are directly attributable to the provision of health management service and Chinese medical service.

●

Deferred revenue

Deferred revenue consists primarily of payments received in advance from customers.

●

Income tax

The Company adopts the ASC Topic 740, “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

●

Advertising costs

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising expense of $4,657 and $11,426 for the years ended December 31, 2009 and 2008, respectively.

●

Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation and comprehensive income as the related employee service is provided.

●

Comprehensive income

ASC Topic 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●

Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of December 31, 2009 and 2008.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying consolidated financial statements have been expressed in US$. The Company's major subsidiaries and VIEs in the PRC maintained their books and records in the local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2009	2008
Year-end rates RMB:US$1 exchange rate	6.8372	6.8542
Annual average RMB:US$1 exchange rate	6.8409	6.9623

●

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two reportable operating segments: Health Management Service and Chinese Medical Service in the PRC.

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●

Financial instruments

Cash and cash equivalents, accounts receivable, prepayments, deposits and other receivables, accounts payable, deferred revenue, income tax payable, amounts due to directors, accrued liabilities and other payables and note payable are carried at cost which approximates fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the non-controlling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s financial statements as a result of the adoption of ASC 825-10.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

3.

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the followings:

	As of December 31,
	2009	2008

Prepayments to equipment vendors	$347,193	$275,638
Deposits	46,611	50,188
Advances to employees	11,828	33,073
Other receivables	12,624	5,648
	$418,256	$364,547

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Prepayments to equipment vendors are expected to be realized by the delivery of medical equipment within the next 12 months.

4.

PLANT AND EQUIPMENT

Plant and equipment consist of the followings:

	As of December 31,
	2009	2008

Leasehold improvements	$740,699	$419,895
Medical equipments	1,720,454	1,380,544
Motor vehicles	358,470	273,686
Furniture, fixtures and equipment	533,346	422,425
Foreign translation difference	255,096	247,810
	3,608,065	2,744,360
Less: accumulated depreciation	(1,772,089)	(1,367,718)
Less: foreign translation difference	(125,428)	(121,506)
Net book value	$1,710,548	$1,255,136

Depreciation expense for the years ended December 31, 2009 and 2008 was $408,862 and $466,037, which included $255,089 and $267,100 in cost of revenue, respectively. All the plant and equipment were attributed from the VIEs and Dalian Vitup Management and measured at historical basis.

5.

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	As of December 31,
	2009	2008

Accrued expenses	$64,562	$76,741
Salaries payable	95,068	69,997
Other tax payables	24,999	24,271

	$184,629	$171,009

6.

INCOME TAXES

For the years ended December 31, 2009 and 2008, the local (“the United States of America”) and foreign components of income before income taxes are comprised of the following:

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2009	2008
Tax jurisdictions:
- Local	$-	$-
- Foreign	129,757	173,588
Income before income taxes	$129,757	$173,588

The provision for income taxes consists of the followings:

	Years ended December 31,
	2009	2008
Current:
- Local	$-	$-
- Foreign	77,483	52,970

Deferred:
- Local	-	-
- Foreign	-	-
Provision for income taxes	$77,483	$52,970

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries and VIEs that operate in various countries: the United States of America, British Virgin Island (“BVI”) and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

CVPH is registered in the State of Nevada and is subject to United States tax law. No provision for income taxes have been made as CVPH has generated no taxable income for reporting years.

British Virgin Island

Under the current BVI law, China Vitup BVI is not subject to tax on income.

The PRC

Effect from January 1, 2008, All the Company’s PRC subsidiaries are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), at a unified income tax rate of 25%.

Under the New CIT Law, Dalian Vitup Management is qualified as a foreign investment enterprise and entitled to tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax for the next three years, subject to a transitional policy. However, Dalian Vitup Management is exempted from the PRC Corporate Income Tax due to cumulative operating loss for the years ended December 31, 2009 and 2008.

Dalian Vitup Healthcare is granted with a special tax treatment under the Chinese tax law of the “Law of

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

the Administration of Tax Collection” and “Implementation of the Provisional Regulation of the PRC on Corporate Income Tax” whereas CIT is calculated at a statutory rate of 25% based on 10% of its revenue generated from the provision of health management services. Dalian Vitup Healthcare has recorded income tax expense of approximately $58,343 for the year ended December 31, 2009.

Dalian Vitup Clinic is subject to applicable tax rate ranging from 5% to 35% as a sole-proprietorship.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2009 and 2008 is as follows:

	Years ended December 31,
	2009	2008

Income before income taxes	$129,757	$173,588
Add: operating losses not included	324,490	129,130

Income subject to PRC income tax	454,247	302,718
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	113,561	75,679

Effect from tax holiday and special tax treatment	(51,128)	(18,045)
Prior year adjustment	19,140	-
Non-taxable items	(4,090)	(4,664)
Income tax expense	$77,483	$52,970

The Company files tax returns in the various tax jurisdictions in which its subsidiaries operate in the PRC. The United States tax returns of its tax years 2006 to 2009 remain open to examination by IRS. The PRC 2008 tax returns were filed and finalized by the local tax office with an additional tax payment of $19,140 in May 2009.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$212,352	$130,568
Less: valuation allowance	(212,352)	(130,568)
Deferred tax assets	$-	$-

As of December 31, 2009 and 2008, a valuation allowance of $212,352 and $130,568 was provided to the deferred tax assets due to the uncertainty surrounding their realization. For the year ended December 31, 2009, the valuation allowance increased by $81,784, primarily relating to net operating loss carry forwards from the foreign tax regime.

7.

NET INCOME PER SHARE

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008
Basic and diluted net income per share calculation
Numerator:
Net income in computing basic net income per share	$52,274	$120,618

Denominator:
Weighted average ordinary shares outstanding	15,000,000	15,000,000

Basic and diluted net income per share	$0.00	$0.01

8.

RELATED PARTY TRANSACTIONS

(a)

Related party transaction

For the years ended December 31, 2009 and 2008, the Company paid rent charge of $51,718 and $50,816, to Mr. Shubin Wang, a major shareholder and director of the Company at the current market value in a normal course of business, for the following properties:

(i)

the healthcare facility center with a term of 15 years commencing from 2004 through 2019.

(ii)

the office premise with a term of 20 years commencing from 2006 through 2026.

(b)

Amounts due (to) from directors

As of December 31, 2009, amounts due to directors represented temporary advances of $187,103 made by Mr. Shubin Wang and Ms. Feng Gu, the directors of the Company, which were unsecured and interest-free with no fixed terms of repayment.

As of December 31, 2008, amounts due from directors represented temporary advances of $519,358 made to Mr. Shubin Wang and Ms. Feng Gu, the directors of the Company. The amounts were unsecured, interest-free and receivable in the next twelve months. Subsequently, the directors repaid in full to the Company in March 2009.

(c)

Note payable, related party

On September 1, 2006, Dalian Vitup Management, Mr. Shubin Wang and Ms. Feng Gu entered into a Loan Agreement (the “Agreement”). Under the Agreement, Dalian Vitup Management lent an aggregate amount of $970,756 (equivalent to RMB 8,000,000) to Mr. Shubin Wang and Ms. Feng Gu for the incorporation and business setup of Dalian Vitup Healthcare. The note was non-interest bearing and secured by Mr. Shubin Wang and Ms. Feng Gu’s equity shares in Dalian Vitup Healthcare. Both Mr. Shubin Wang and Ms. Feng Gu have undertaken not to demand repayment in next twelve months. Unless the following situations would occur, the note would become payable at Mr. Shubin Wang and Ms. Feng Gu’s will:

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(i)

Mr. Shubin Wang or Ms. Feng Gu are fired or dismissed from Dalian Vitup Management or any of Dalian Vitup Management’s affiliates;

(ii)

Either Mr. Shubin Wang or Ms. Feng Gu become deceased or incapacitated;

(iii)

Either Mr. Shubin Wang or Ms. Feng Gu engage in or are involved in criminal conduct;

(iv)

Any third party files a claim against Mr. Shubin Wang or Ms. Feng Gu in excess of $13,215 (RMB 100,000); or

(v)

Dalian Vitup Management has an option to exercise its right to purchase the shares of Dalian Vitup Healthcare with a written notice pursuant to its rights under the contractual arrangements.

The fund source for Dalian Vitup Management to lend to Mr. Shubin Wang and Ms. Feng Gu was initially loaned by Mr. Shubin Wang, one of the former shareholders of China Vitup (BVI). As of December 31, 2009 and 2008, the Company had a note payable of $1,143,672 and $1,141,076, respectively to Mr. Shubin Wang, the major shareholder and director of the Company.

9.

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Health Management Service and Chinese Medical Service. The Company, through its subsidiaries and VIEs, operates these segments in the PRC. Other than cash and cash equivalents of approximately $1,363 maintained in Hong Kong as of December 31, 2009, all the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has no inter-segment sales for the years ended December 31, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2009 and 2008:

	Year ended December 31, 2009
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$58,317	$-	$58,317
- Service revenue	2,271,236	81,490	-	2,352,726
Total revenue, net	2,271,236	139,807	-	2,411,043
Cost of revenue	(1,259,466)	(39,809)	-	(1,299,275)
Gross profit	1,011,770	99,998	-	1,111,768
Depreciation	138,135	498	15,140	153,773
Net income (loss)	384,757	5,842	(338,325)	52,274
Total assets	2,657,716	72,309	184,968	2,914,993
Expenditure for long-lived assets	$830,456	$34,778	$3,026	$868,260

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2008
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$82,522	$-	$82,522
- Service revenue	1,918,494	32,140	-	1,950,634
Total revenue, net	1,918,494	114,662	-	2,033,156
Cost of revenue	(1,101,141)	(49,366)	-	(1,150,507)
Gross profit	817,353	65,296	-	882,649
Depreciation	47,512	-	151,425	198,937
Net income (loss)	384,201	1,995	(265,578)	120,618
Total assets	2,411,996	33,080	188,845	2,633,921
Expenditure for long-lived assets	$257,665	$-	$2,375	$260,040

All of the Company’s revenues were derived from customers located in the PRC.

10.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s PRC subsidiaries and VIEs are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s PRC subsidiaries and VIE are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $79,171 and $49,305 for the years ended December 31, 2009 and 2008.

11.

STATUTORY RESERVES

Under the PRC Law, the Company’s subsidiaries and VIEs in the PRC are required to make appropriation to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2009 and 2008, the Company made an appropriation of $36,625 and $22,816 to the statutory reserve, respectively.

12.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(a)

Major customers and vendors

For the years ended December 31, 2009 and 2008, there are no customers and vendors who individually accounts for 10% or more of revenues and purchases, respectively.

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

13.

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company leases healthcare center and office premise in Dalian City, the PRC under several non-cancelable operating leases from a related party. Costs incurred under operating leases are recorded as rent expense of $51,718 and $50,816 for the years ended December 31, 2009 and 2008.

As of December 31, 2009, future minimum rent payments due under several non-cancelable operating leases in the next five years are as follows:

Years ending December 31:
2010	$51,746
2011	51,746
2012	51,746
2013	51,746
2014	51,746
Thereafter	214,981
Total:	$473,711

CHINA VITUP HEALTH CARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $64,250 of biochemical reagent in a term of 4 years from 2008 through 2011. For the years ended December 31, 2009 and 2008, the Company incurred $12,060 and $0, respectively.

14.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective.

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

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position	Director or Officer Since

Mr. ShuBin Wang	43	Director	October 2006
Ms. Feng Gu	44	Director & Chief Executive Officer	October 2006
Mr. Xun Yuan	53	Director	October 2006
Mr. LaiFu Zhong	67	Director	October 2006
Mr. LiMing Gong	62	Director	October 2006
Ms. ChunXiang Li	34	Chief Financial Officer	January 2010
Dr. Huang JuKun	37	Chief Medical Director	January 2007
Mr. ChaoBo Guo	49	Chief Operating Officer	January 2010

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

Ms. Chunxiang Li, age 34, was appointed as CFO of the Registrant on January 19, 2010.  She is a Certified Public Accountant with over 8 years experience with the professional accounting firm, Deloitte Touche Tohmatsu, including more than 3 years working as audit manager in the department of Assurance and Business Advisory Services. Prior work experience also includes financial management experience in the Business Process Outsourcing industry, acting as a service delivery leader supervising a team of 90 people. Ms. Li has knowledge and experience regarding US, Hong Kong, PRC and International Financial Reporting Standards, as well as knowledge and experience regarding internal control design and risk management.

Mr. Jukun Huang. Mr. Huang JuKun (“Mr. Huang”) has been the Chief Medical Officer of the Registrant since January 2007.  In addition to serving as the Chief Medical Officer of the Registrant, Mr. Huang also serves as the Chief Medical Officer of the Registrant’s wholly-owned subsidiary, Dalian Vitup Management.  Prior to joining the Registrant, Mr. Huang worked as an advisor in the Academic Development Department of Xinyi Corp. from March 31, 2007 to May 21, 2007.  As an advisor in the Academic Development Department, Mr. Huang was responsible for the oversight of the medical and development department of Xinyi Corp.   From August 21, 2001 to March 31, 2007, Mr. Huang served as the President of The QiGong Institute of Traditional Chinese Medicine.  As the President of The Qigong Institute of Traditional Chinese Medicine, Mr. Huang was responsible for the review of traditional Chinese medicine of the QiGong Institute of Traditional Chinese medicine.

Mr. Chaobo Guo, age 49, was appointed as COO of the Registrant on January 19, 2010.  Before joining the Registrant, he served as a Business Consultant for IBM and as the Clinical Affairs Director of Stryker Greater China. Dr Guo obtained his MD degree from Peking Union Medical College, and graduated from The Johns Hopkins University with a PhD degree.  Also, he was trained in business with an MBA degree from the Ohio State University.

Family Relationships

Mr. ShuBin Wang, chairman of the Board, is married to Ms. Feng Gu, director and CEO of the Registrant.  Aside from the foregoing, there are no family relationships between any of the current directors or officers of the Registrant.

The Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. Our company is not required to maintain such committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system. We intend to create board committees, including an independent audit committee, in the near future. If we are successful in listing our common stock on the American Stock Exchange or Nasdaq, we would be required to have, prior to listing, an independent audit committee formed, in compliance with the requirements for such listing and in compliance with Rule 10A-3 of the Securities Exchange Act of 1934.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon a review of the forms submitted to the Company with respect to its most recent fiscal year, the Company believes that all Section 16(a) forms have been filed as required.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Audit Committee Expert

The Company does not have an Audit Committee

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth executive compensation for fiscal years ended December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Shubin Wang, Chief Executive Officer	2008 2009	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Feng Gu, Chief Executive Officer	2008 2009	$13,789 $26,312	-- --	-- --	-- --	-- --	-- --	-- --	$13,789(1) $26,312(1)
Zheng Yan , Chief Financial Officer	2008 2009	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Huang Jukun , Chief Medical Officer	2008 2009	$4,309 $24,030	-- --	-- --	-- --	-- --	-- --	-- --	$4,309 $24,030

(1)

These figures represent funds paid to Feng Gu for her services rendered as the CEO of the Registrant’s subsidiary, Dalian Vitup Management.

Employment Agreements

We have not signed any employment agreements with our officers. We provide our officers with retirement benefits as required under PRC law.  We do not have any agreements for compensation of officers after their resignation or retirement.

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

Senior Management Staff Employment Contract –JuKun Huang

On September 1, 2006 Dalian Vitup Management entered into a five year employment contract with Mr. Jukun Huang, pursuant to which Dalian Vitup Management agreed to employ Mr. Huang as the Chief Medical Officer of Dalian Vitup Management.  The foregoing description of the Senior Management Staff Employment Contract with Jukun Huang is qualified in its entirety by reference to the agreement which was filed as Exhibit 10.12 to the Company’s  Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.

Senior Management Staff Employment Contract –ChunXiang Li

On January 19, 2010 Dalian Vitup Management entered into a three year employment contract with Ms. Chunxiang Li, pursuant to which Dalian Vitup Management agreed to employ Ms. Li as the Chief Financial Officer of Dalian Vitup Management.  The foregoing description of the Senior Management Staff Employment Contract with Ms. Chunxiang Li is qualified in its entirety by reference to the agreement which was filed as Exhibit 10.17 to the  Form 8-K filed by the Company with the Securities and Exchange Commission on  February 1, 2010, and is herein incorporated by reference.

Senior Management Staff Employment Contract –ChaoBo Guo

On January 19, 2010 Dalian Vitup Management entered into a three year employment contract with Mr. Chaobo Guo, pursuant to which Dalian Vitup Management agreed to employ Mr. Guo as the Chief Operating Officer of Dalian Vitup Management.  The foregoing description of the Senior Management Staff Employment Contract with Mr. Guo is qualified in its entirety by reference to the agreement which was filed as Exhibit 10.18 to the  Form 8-K filed by the Company with the Securities and Exchange Commission on  February 1, 2010, and is herein incorporated by reference.

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

The following table sets forth the compensation of our directors for the fiscal year ended

December 31, 2009:

	Fees Earned			Non-Equity
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total

Shubin Wang	--	--	--	--	--	--	--
Feng Gu	$26,312	--	--	--	--	--	$26,312(1)
Xun Yuan	--	--	--	--	--	--	--
Laifu Zhong	--	--	--	--	--	--	--
Mr. Liming Gong	--	--	--	--	--	--	--

(1)

These figures represent funds paid to Feng Gu for her services rendered as the CEO of the Registrant’s subsidiary, Dalian Vitup Management.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2009, the ownership of each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Meng Ying Wang No. 108-1 South Road, Zhongshan District, Dalian, P.R. China	1,880,000	12.53%

Security Ownership of Management

The following table sets forth, as of December 31, 2009, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

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

3) an Exclusive Option Contract; 4) a Proxy Agreement; 5) a Amended Consulting Agreement; and 6) a Shift Contract (collectively referred to as the “Control Agreements”).  The following is a summary of the contractual agreements.

Loan Agreement

On September 1, 2006 ShuBinWang and Feng Gu entered into the Loan Agreement (“Loan Agreement”) with Dalian Vitup Management for the purpose of implementing the Registrant’s VIE structure.

Pursuant to the terms of the Loan Agreement:

•

Dalian Vitup Management loaned ShuBin Wang and Feng Gu RMB 8,000,000 (approximately US$970,756).

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

•

Notwithstanding the foregoing, Dalian Vitup Management may demand full payment on the loan if any of the following events occur: i) ShuBin Wang or Feng Gu are fired or dismissed from Dalian Vitup Management or any of Dalian Vitup Management’s affiliates; ii) either ShuBin Wang or Feng Gu die or become incapacitated; iii) either ShuBin Wang or Feng Gu engage in or are involved in criminal conduct; iv) any third party files a claim against ShuBin Wang or Feng Gu in excess of RMB 100,000 (approximately US$13,215); or v) Dalian Vitup Management chooses to exercise its right to purchase the shares of Dalian Vitup Healthcare pursuant to its rights under the Exclusive Option Contract, which is more fully described below.  Aside from the foregoing, there are no events that would provide Dalian Vitup Management with the authority to demand immediate full repayment of the loan.

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

•

The Exclusive Option Contract provides that the price at which Dalian Vitup Management can purchase all of ShuBin Wang’s and Feng Gu’s interest in Dalian Vitup Healthcare shall be equal to the actual capital contributions that ShuBin Wang and Feng Gu paid for the option shares.  The aggregate capital contributions that ShuBin Wang and Feng Gu have paid for the option shares is US$1,000,000; therefore, the price at which Dalian Vitup Management can purchase all of Mr. Wang’s and Ms. Gu’s interest is US$1,000,000.  There are no current PRC laws in effect that would require any type of appraisal to determine the stock price of the option shares; however, in the event that PRC law were to require an appraisal to determine the stock price of the option shares, the parties agree that the purchase price shall be the lowest price allowed under the applicable laws.

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

•

Dalian Vitup Healthcare pays Dalian Vitup Management a quarterly consulting fee of RMB 250,000 (approximately US$34,456).

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

Lease Agreement

On January 12, 2004, the Registrant’s operating affiliate, Dalian Vitup Healthcare entered into a House Lease Agreement with Shubin Wang for the lease of a portion of the premises housing its medical clinic. Pursuant to the terms of the House Lease Agreement, Dalian Vitup Healthcare leased a portion of the property located at No. 108-1, 108-2, Nanshan Road, Zhongshan District, Dalian for a period of 15 years at an initial annual rental rate of RMB 100,000 (approximately US$13,835.30). Pursuant to the terms of the House Lease Agreement, the lease is for a term of 15 years, the lease is not cancelable, and the annual rental rate will be adjusted every two years through consultation between the parties.  Additionally, under the House Lease Agreement, Dalian Vitup Healthcare is responsible for the payment of all taxes, expenses and other relevant charges arising out their occupation of the leased premises.  A copy of the House Lease Agreement was filed as Exhibit 10.8 to the Company’s Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.   On March 12, 2006, the parties agreed to adjust the annual rental rate in the House Lease Agreement to RMB 348,000 (approximately US$49,983.40), effective April 2006.  A copy of the Supplemental House Lease Agreement with the information relating to the adjustment of the annual rental rate was filed as Exhibit 10.15 to the report on Form 10-K filed with the SEC on April 15, 2009, and is herein incorporated by reference.

On August 15, 2006, Dalian Vitup Management entered into a House Lease Agreement with Shubin Wang for the lease of office space.  Pursuant to the terms of the House Lease Agreement, Dalian Vitup Management leased a portion of the property located at No No. 108-1, 108-2, Nanshan Road, Zhongshan District, Dalian for a period of 20 years at an annual rental rate of RMB 5,800 (approximately US $833).  Pursuant to the terms of the House Lease Agreement, the lease is not cancelable, and the annual rental rate will be adjusted every two years through consultation between the parties.  Additionally, under the House Lease Agreement, Dalian Vitup Management is responsible for the payment of all taxes, expenses and other relevant charges arising out their occupation of the leased premises.  The foregoing description of the House Lease Agreement is qualified in its entirety by reference to the House Lease Agreement which is filed as Exhibit 10.16 to the report on Form 10-K filed with the SEC on April 15, 2009, and is herein incorporated by reference.

Temporary Advance From Directors For Operating Expenses

As of December 31, 2009, the Company had temporary advances for operating expenses in the aggregate of $187,103 from directors, Mr. ShuBin Wang and Ms. Feng Gu.  The amount is unsecured and interest-free with no fixed terms of repayment.

Loan Agreement

Pursuant to the terms of a Loan Agreement on August 6, 2007, (the “August 6 Loan Agreement”) ShuBin Wang, one of our directors agreed to make a loan in the amount of $406,892 to Dalian Vitup Healthcare Management Co., Ltd. to be used for operating cash flow.  The loan is a non-interest bearing loan; as of December 31, 2008, the loan had been paid of and there was an outstanding balance of $0. The foregoing description of the August 6 Loan Agreement is qualified in its entirety by reference to the Loan Agreement which was attached as Exhibit 10.13 to the Company’s Form 10/A filed with the Securities and Exchange Commission on July 23, 2008, and is herein incorporated by reference.

Initial Working Capital Loan – Dalian Vitup Healthcare

On March 4, 2004, Mr. Shubin Wang, our Chairman and majority shareholder made an interest-free loan of $970,756 (equivalent to RMB 8,000,000) to Dalian Vitup Healthcare as initial working capital (the “Initial Loan”) for Dalian Vitup Healthcare.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by ZYCPA Company Limited (“ZYCPA”) for audit of the Company's financial statements were $48,000 for the fiscal year ended December 31, 2009 and $52,500 for the fiscal year ended December 31, 2008.

Audit Related Fees

(2)

ZYCPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2009 and 2008.

Tax Fees

(3)

ZYCPA did not bill the Company any amounts for tax compliance, advice and planning service during the fiscal year ended December 31, 2009, and 2008.

All Other Fees

 (4)

ZYCPA did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2009 and 2008.

Audit Committees Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

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
10.8

House Lease Agreement dated July 12, 2004 by and between ShuBin Wang and Dalian Vitup Healthcare, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.

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

10.15

House Lease Agreement with Supplemental Rent Increase dated March 12, 2006 by and between ShuBin Wang and Dalian Vitup Healthcare, incorporated by reference form exhibit to Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

10.16

House Lease Agreement dated August 15, 2006, by and between ShuBin Wang and Dalian Vitup Management, incorporated by reference form exhibit to Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

10.17

Senior Management Staff Employment Contract dated January 19, 2010, by and among Dalian Vitup Management and Li Chunxiang, incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on February 1, 2010.

10.18

Senior Management Staff Employment Contract dated January 19, 2010, by and among Dalian Vitup Management and Guo Chaobo, incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on February 1, 2010.

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

Date: March 31, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer, Director

Date: March 31, 2010

By:  /S/ Chunxiang Li

Chunxiang Li, Chief Financial Officer, Principal Accounting Officer

Date: March 31, 2010

By:  /S/ Shubin Wang

Shubin Wang, Director

Date: March 31, 2010

By:  /S/ Xun Yuan

Xun Yuan, Director

Date: March 31, 2010

By:  /S/ Laifu Zhong

Laifu Zhong Director

Date: March 31, 2010

By:  /S/ Liming Gong

Liming Gong Director

Date: March 31, 2010