Form 10-Q
period 2010-03-31
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2010-05-17
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 1, 2010 the Issuer had 15,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of China Vitup Health Care Holdings, Inc. (the "Company" or the “Registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Unaudited)

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	As Of
	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$582,131	$04,676
Accounts receivable, trade	169,775	77,181
Inventories	7,624	4,332
Other receivables	62,250	71,063
Prepayments	344,229	47,193

Total current assets	1,166,009	1,204,445

Non current assets:
Plant and equipment, net	1,646,839	1,710,548

TOTAL ASSETS	$2,812,848	$2,914,993

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Account payables	$223,590	$229,136
Deferred revenue	28,805	13,961
Amounts due to related parties	240,555	187,103
Income tax payable	11,082	25,872
Other payables and accrued liabilities	91,274	184,629

Total current liabilities	595,306	640,701

Long-term liabilities:
Note payable, related parties	1,143,672	1,143,672

TOTAL LIABILITIES	1,738,978	1,784,373

COMMITMENT & CONTINGENCY

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 share authorized, no shares issued	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 15,000,000 issued and outstanding	1,500	1,500
Additional paid-in capital	167,481	167,481
Accumulated other comprehensive income	132,859	132,495
Statutory reserves	239,261	239,261
Equity of VIE	(97,012)	(97,012)
Retained earnings	629,781	686,895
Total stockholders’ equity	1,073,870	1,130,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,812,848	$2,914,993
The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three months ended March 31,
	2010	2009

OPERATING REVENUES	$497,751	$229,485

COST OF REVENUES	(425,322)	(223,000)

GROSS PROFIT	72,429	6,485

OPERATING EXPENSES:
Depreciation	(27,457)	(55,309)
Rental expense - related parties	(10,164)	(12,665)
General and administrative	(82,608)	(125,418)

TOTAL OPERATING EXPENSES	(120,229)	(193,392)

LOSS FROM OPERATIONS	(47,800)	(186,907)

OTHER INCOME (EXPENSES):
Interest income	1,768	166
Loss on disposal	-	(7,345)

TOTAL OTHER INCOME (EXPENSES)	1,768	(7,179)

NET LOSS BEFORE INCOME TAX	(46,032)	(194,086)

Income tax expense	(11,082)	(5,278)

NET LOSS	$(57,114)	$(199,364)

Other comprehensive loss:
- Foreign currency translation adjustment	364	2,791

COMPREHENSIVE LOSS	$(56,750)	$(196,573)

Net loss per share - Basic and diluted	$(0.004)	$(0.013)

Weighted average shares outstanding - Basic and diluted	15,000,000	15,000,000

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.
The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (57,114)	$ (199,364)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	112,805	132,687
Loss on disposal	-	7,345
Decrease in accounts receivable	107,453	52,060
(Increase) Decrease in inventories	(3,291)	106
Decrease in other receivables and prepayment	11,845	34,067
Increase (Decrease) in trade payables	(5,584)	(47,964)
Increase (Decrease) income tax payable	(14,795)	(14,136)
Increase (Decrease) deferred revenue	14,842	(10,880)
Increase (Decrease) other payables and accrued liabilities	(93,386)	(112,021)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	72,775	(158,100)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(48,820)	(165,738)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment from directors	53,423	35,057

Foreign currency translation adjustment	77	452

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,455	(288,329)

Cash & Cash Equivalent, Beginning of Year	504,676	395,156

Cash & Cash Equivalent, End of Year	$ 582,131	$ 106,827

Supplemental disclosures of cash flow information:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 25,872	$ -

The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

 (UNAUDITED)

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Currency expressed in the accompanying consolidated financial statements is United States Dollars (“US$”), except for number of shares.

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

●

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●

Principles of consolidation

The accompanying consolidated financial statements include the accounts of CVPH, its wholly-owned subsidiaries, China Vitup BVI, and Dalian Vitup Management and its variable interest entities, Dalian Vitup

Healthcare and Dalian Vitup Clinic. All significant inter-company balances and transactions have been eliminated in consolidation.

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

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. At March 31, 2010 and December 31, 2009, the Company recorded accounts receivable at $169,775 and $277,181, respectively.

●

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (“FIFO”) method for all inventories. Inventories mainly consist of the Chinese herb medicine purchased from third parties.

●

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following estimated useful lives from the date on which they become fully operational and after taking into account their estimated salvage rates:

	Estimated Useful Lives	Salvage Rate
Leasehold improvements	5 years	0%
Medical equipments	5 years	5%
Motor vehicles	10 years	5%
Furniture, fixtures and equipments	5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●

Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2010 and December 31, 2009, respectively.

●

Revenue recognition

The Company recognizes its revenues, as the related services are rendered to the customer and are net of allowances and discounts, its related business taxes. In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

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

Revenues from healthcare consultation and medical consultation services are recognized in the period that services are rendered, net of business tax. Revenue received in advance for future service is recorded as deferred revenue. Revenues from the sales of Chinese herbal medicine are recognized upon delivery of the related products. The Company records revenue, net of business tax, which is levied at 5% on the invoiced value of services. The business tax charged for the three months periods ended March 31, 2010 and 2009 was $2,743 and $ 14,779, respectively.

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

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the three months periods ended March 31, 2010 and 2009, respectively, the Company has determined no reserve for these potential adjustments.

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

For the three months periods ended March 31, 2010 and 2009, respectively, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010 and December 31, 2009, respectively, the Company did not have any significant unrecognized uncertain tax positions.

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

●

Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of March 31, 2010 and 2009, respectively.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic, 830-30 “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	Three month period ended March 31,
	2010	2009

Spot rates, indirect quotation	6.8361	6.8456
Average rates, indirect quotation	6.8360	6.8466

●

Related parties

Parties, which can be corporations or individuals, are considered to be related if the Company has the ability, directly or indirectly, to control them or exercise significant influence over them in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

3.

PREPAYMENTS

Prepayments to equipment vendors are expected to take the delivery of medical equipment within the next 12 months. The Company recorded prepayment for equipment amounting to $344,229 and $347,193 at March 31, 2010 and December 31, 2009, respectively.

4.

PLANT AND EQUIPMENT, NET

Plant and equipment consist of the followings:

	March 31, 2010	December 31, 2009

Leasehold improvements	$740,699	$740,699
Medical equipments	1,762,703	1,720,454
Motor vehicles	358,470	358,470
Furniture, fixtures and equipment	535,185	533,346
Foreign translation difference	260,408	255,096
	3,657,465	3,608,065
Less: accumulated depreciation	(1,866,763)	(1,772,089)
Less: foreign translation difference	(143,863)	(125,428)
Net book value	$1,646,839	$1,710,548

Depreciation expense for the three month periods ended March 31, 2010 and 2009 was $112,805 and $132,687, respectively, which included $85,348 and $77,378 in cost of revenue, respectively. All the plant and equipment were attributed from the VIEs and Dalian Vitup Management and measured at historical basis.

5.

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the followings:

	March 31, 2010	December 31, 2009

Accrued expenses	$79,077	$64,562
Salaries payable	-	95,068
Other tax payables	12,197	24,999

	$91,274	$184,629

6.

INCOME TAXES

For the three month periods ended March 31, 2010 and 2009, respectively, the local (“the United States of America”) and foreign components of income before income taxes were comprised of the following:

	For the three month periods ended March 31,
	2010	2009
Tax jurisdictions:
- Local	$-	$-

- Foreign	(46,032)	(194,086)
Income before income taxes	$(46,032)	$(194,086)

The provision for income taxes consisted of the following:

	For the three month periods ended March 31,
	2010	2009
Current:
- Local	$-	$-
- Foreign	11,082	5,278

Deferred:
- Local
- Foreign
Provision for income taxes	$11,082	$5,278

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries and VIEs that operate in various countries: U.S., British Virgin Island (“BVI”) and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

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

Under the New CIT Law, Dalian Vitup Management is qualified as a foreign investment enterprise and entitled to tax holidays from a full exemption of income tax for the first two profitable years with a 50% exemption of income tax for the next three years, subject to a transitional policy.

Dalian Vitup Clinic is subject to applicable tax rate ranged from 5% to 35% as a sole-proprietorship.

Dalian Vitup Management is exempted from the PRC Corporate Income Tax due to cumulative operating loss for the three month periods ended March 31, 2010 and 2009, respectively.

The reconciliation of income tax rate to the effective income tax rate for the three month periods ended March 31, 2010 and 2009, respectively, is as follows:

For the three month periods ended March 31,

	2010	2009

Net loss before income taxes	$(46,032)	$(194,086)
Add: operating income not included in tax base	62,933	48,392

Income (loss) subject to PRC income tax	16,901	(145,694)
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	4,225	(36,424)

Effect from tax holiday and special tax treatment	6,857	45,816
Non-taxable items	-	(4,115)
Income tax expense	$11,082	$5,278

The Company files tax returns in the various tax jurisdictions in which its subsidiaries operate in the PRC. The United States tax returns of its tax years 2006 to 2008 remain open to examination by IRS.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Deferred tax assets:
Net operating loss carryforwards	$230,130	$212,352
Less: valuation allowance	(230,130)	(212,352)
Deferred tax assets	$-	$-

As of March 31, 2010 and December 31, 2009, respectively, a valuation allowance of $230,130 and $212,352 was provided to the deferred tax assets due to the uncertainty surrounding their realization. For the three month period ended March 31, 2010, the valuation allowance increased by $17,778, primarily as a result of net operating loss carryforwards from the foreign tax regime.

7.      NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the common shares outstanding during the three month periods ended March 31, 2010 and 2009, respectively. Diluted net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the three month periods ended March 31, 2010 and 2009, respectively. The following table sets forth the computation of basic and diluted net loss per share for the quarterly ended March 31, 2010 and 2009, respectively.

	For the three month periods ended March 31,
	2010	2009
Basic and diluted net loss per share calculation

Net loss in computing basic net loss per share	$(57,114)	$(199,364)

Weighted average common shares outstanding	15,000,000	15,000,000

Basic and diluted net loss per share	$(0.004)	$(0.013)

8.

RELATED PARTY TRANSACTION

(a)

Related party transaction

For the three month periods ended March 31, 2010 and 2009, respectively, the Company paid rent charge of $10,164 and $12,665, to Mr. Shubin Wang, a major shareholder and director of the Company at the current market value in a normal course of business, for the following properties:

(i)

the healthcare facility center with a term of 15 years commencing from 2004 through 2019.

(ii)

the office premise with a term of 20 years commencing from 2006 through 2026.

(b)

Amounts due (to) from directors

As of March 31, 2010, the balance of $240,555 represented temporary advances from Mr. Shubin Wang and Ms. Feng Gu, the directors of the Company, which is unsecured and interest-free with no fixed terms of repayment.

As of December 31, 2009, the the balance of $187,103 represented temporary advances from Mr. Shubin Wang and Ms. Feng Gu, the directors of the Company, which is unsecured and interest-free with no fixed terms of repayment.

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

The fund source for Dalian Vitup Management to lend to Mr. Shubin Wang and Ms. Feng Gu was initially loaned by Mr. Shubin Wang, one of the former shareholders of China Vitup (BVI). As of March 31, 2010 and December 31, 2009, the Company had a note payable of $1,143,672 and $1,143,672, respectively to Mr. Shubin Wang, the major shareholder of the Company.

9.

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Health Management Service and Chinese Medical Service. The Company, through its subsidiaries and VIEs, operates these segments in the PRC. The Company deposited cash and cash equivalents amounting to approximately $1,363 in Hong Kong as of March 31, 2010 and December 31, 2009, respectively. All the other identifiable assets of the Company are located in the PRC as of March 31, 2010 and December 31, 2009, respectively.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the three month periods ended March 31, 2010 and 2009, respectively. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three month periods ended March 31, 2010 and 2009, respectively:

	For the three month period ended March 31, 2010
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$16,160	$-	$16,160
- Service revenue	425,686	55,905	-	481,591
Total revenue, net	425,686	72,065	-	497,751
Cost of revenue	(284,699)	(40,368)	(100,255)	(425,322)
Gross profit (loss)	140,987	31,697	(100,255)	72,429
Depreciation	(26,547)	(622)	(288)	(27,457)
Net income (loss)	42,390	26,462	(125,966)	(57,114)
Expenditure for long-lived assets	$17,807	$31,012	$-	$48,819

	For the three month period ended March 31, 2009
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$12,983	$-	$12,983
- Service revenue	208,442	8,060	-	216,502
Total revenue, net	208,442	21,043	-	229,485
Cost of revenue	(181,676)	(6,906)	(34,418)	(223,000)
Gross profit (loss)	26,766	14,137	(34,418)	6,485
Depreciation	51,539	55	3,715	55,309
Net income (loss)	(116,338)	(3,299)	(79,727)	(199,364)
Expenditure for long-lived assets	$28,335	$1,731	$-	$30,066

All of the Company’s revenues were derived from customers located in the PRC.

10.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s PRC subsidiaries and VIEs are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s PRC subsidiaries and VIE’s are required to accrue these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $23,008 and $14,153 for the three month periods ended March 31, 2010 and 2009, respectively.

11.

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

12.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers and vendors

For the three month periods ended March 31, 2010 and 2009, respectively, there are no customers and vendors who individually accounts for 10% or more of revenues and purchases, respectively. Nearly 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

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

13.

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company leases healthcare centers in Dalian City, the PRC under non-cancelable operating leases from a related party. Costs incurred for the healthcare center and office premise in Dalian City, the PRC under operating leases are recorded as rent expense of $10,164 and $12,665 for the three month periods ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, future minimum rent payments due under several non-cancelable operating leases in the next five years are as follows:

Year ending December 31:
2011	$50,907
2012	50,907
2013	50,907
2014	50,907
2015	50,907
Thereafter	160,586
Total:	$415,121

(b)

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $64,250 of biochemical reagent in a term of 4 years from 2008 through 2011. For the quarterly ended March 31, 2010 and 2009, the Company incurred $1,422 and $1,089, respectively.

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

Within the next three years, our objective is to establish or acquire an additional three affiliated medical clinics in China through which we are able to provide high quality medical care to Chinese citizens.  We will model our clinics after the clinic that we currently operate in Dalian.  We anticipate establishing or acquiring medical clinics in the following cities, in the following order: 1) Beijing; and 2) Shenyang; and 3) Dalian Development Zone.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended March 31, 2010.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended March 31, 2010 Compared to the Three Month Period Ended March 31, 2009.

Revenues

During the three month period ended March 31, 2010, the Company had total operating revenue in the amount of $497,751.  Of this $425,686 was directly attributable to revenue generated from the Company’s healthcare management service, and $72,065 was attributable to revenue generated from the Company’s Chinese medical service.

During the three month period ended March 31, 2009, the Company had total operating revenue in the amount of $229,485.  Of this $208,442 was directly attributable to revenue generated from the Company’s healthcare management service, and $21,043 was attributable to revenue generated from the Company’s Chinese medical service.

The following charts illustrate the changes in our revenue generated by our health management service and Chinese medical service for the three month period ended March 31, 2010, as compared to the three month period ended March 31, 2009:

	Three Month Period Ended March 31
	2010	2009	% Change
Health management service revenue:
- Product sale	-	-	-
- Service revenue	$425,686	$208,442	104%

Total Health management service revenue:	$425,686	$208,442	104%

	Three Month Period Ended March 31
	2010	2009	% Change
Chinese medical service revenue:
- Product sale	$16,160	$12,983	25%
- Service revenue	$55,905	$8,060	594%

Total Chinese medical service revenue	$72,065	$21,043	242%

The increase in total operating revenue from 2009 to 2010 was primarily due to the increase in the number of individual customers utilizing and paying for our healthcare management service.  The increase in individual customers was primarily attributable to promotional efforts by the Company’s marketing department.

 The Company has three major types of customers: i) Individuals and Members, ii) Enterprises including Governmental Agencies, and iii) General Treatment. Each customer type’s proportion of the total revenue generated by the Company for the three months ended March 31, 2010 was 46%, 40% and 14%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the three month periods ended March 31, 2010 and 2009:

	Three Month Periods Ended 2010 and 2009
Customer Type	2010 ($)	% of Total	2009 ($)	% of Total	Change	% Change
Individuals & Members	228,413	46%	82,707	36%	145,706	176%
Enterprises( including Government Agencies)	197,273	40%	124,498	54%	72,775	58%
General Treatment	72,065	14%	22,280	10%	49,785	223%
TOTAL	497,751	100%	229,485	100%	268,266	117%

As illustrated above, the Company’s operating revenue from Individuals & Members, Enterprises and General Treatment for the three month period ended March 31, 2010 increased by $145,706, $72,775 and $49,785, or approximately 176%, 58% and 223%, respectively as compared to the three month period ended March 31, 2009.

Costs of Revenue

The cost of revenue for the three month period ended March 31, 2010 was $425,322, as compared to $223,000 for the three month period ended March 31, 2009, an increase of $202,322 or approximately 91%. The increase in cost of revenue was primarily attributable to the increase of consumable costs along with the increase experienced by the Company in the number of customers during the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009.

Operating Expenses

Our operating expenses for the three month period ended March 31, 2010 were $120,229.  Of this, $27,457 was allocated to depreciation, $82,608 was used in general and administrative expenses, and $10,164 was used for rental expense.

Our operating expenses for the three month period ended March 31, 2010 were $193,392.  Of this, $55,309 was allocated to depreciation, $125,418 was used in general and administrative expenses, and $12,665 was used for rental expense.

The decrease in the Company’s operating expenses during the three month period ended March 31, 2010, as compared to the same period in March 2009 was primarily attributable to the fact that the Company’s general and administrative expenses decreased by $42,810. The decrease in the Company’s general and administrative expenses during the three month period ended March 31, 2010, as compared to the same period in March 2009 was primarily attributable to the fact that the Company reduced expenses associated with administrative activities.

 The following chart illustrates the changes in our operating expenses for the three month period ended March 31, 2010, as compared to the three month period ended March 31, 2009:

	Three Month Period Ended March, 31
	2010	2009	% Change
Operating expenses:
Depreciation	$27,457	$55,309	-50%
Rental expense – related party	$10,164	$12,665	-20%
General and administrative	$82,608	$125,418	-34%

Total operating expenses	$120,229	$193,392	-38%

Net Loss

For the three month period ended March 31, 2010 the Company experienced a net loss of $57,114 as compared to a net loss of $199,364 for the three month period ended March 31, 2009, a decrease of $142,250, or approximately 71%.  The decrease in net loss that the Company experienced was attributable to the fact that the revenues of the first quarter 2010 increased $268,266, as compared to the same period in 2009.

Liquidity and Capital Resources

As noted above, within the next three years, it is our objective to establish or acquire an additional three affiliated medical clinics in China through which we are able to provide high quality medical care to Chinese citizens.  We will model our clinics after the clinic that we currently operate in Dalian.  We anticipate establishing affiliate medical clinics in the following cities, in the following order: 1) Beijing; 2) Shenyang; and 3) Dalian Development Zone.  We estimate that it will cost approximately $5,000,000 for each new facility.  The costs associated with the opening or acquisition of each clinic will ultimately depend upon the location the clinic.  We anticipate that the funding for the clinics will come from equity sales and private funding from Mr. ShuBin Wang, one of our directors, and Feng Gu our Chief Executive Officer.

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

Total Current Assets & Total Assets

As of March 31, 2010, our unaudited balance sheet reflects that we have: i) total current assets of $1,166,009, as compared to total current assets of $1,204,445 as of December 31, 2009; and ii) total assets of $2,812,848 as of March 31, 2010, compared to total assets of $2,914,993 as of December 31, 2009, a decrease of $102,145, or approximately 3.5%.

Total Current Liabilities & Total Liabilities

As of March 31, 2010, our unaudited balance sheet reflects that we have: i) total current liabilities of $595,306, compared to total current liabilities of $640,701 as of December 31, 2009; and ii) total liabilities of $1,738,978, compared to total liabilities of $1,784,373 as of December 31, 2009, a decrease of $45,395, or approximately 2.5%.

Cash Flow

A summary of our cash flows for the three month period ended March 31, 2010 and 2009 is as follows:

	Three Month Period Ended March 31,
	2010	2009

Net cash provided by (used in) operating activities	$72,775	$(158,100)
Net cash used in investing activities	$(48,820)	$(165,738)
Net cash provided by financing activities	$53,423	$35,057
Cash Balance , Beginning of Period	$504,676	$395,156

Cash and cash equivalents, End of Period	$582,131	$106,827

Net Cash Used in Operating Activities. Net cash provided by our operating activities was $72,775 for the three month period ended March 31, 2010, as compared to net cash used by our operating activities of $(158,100) for the three month period ended March 31, 2009.  The primary reason for the change in net cash used in/provided by operating activities for the three month period ended March 31, 2010, as compared to the same period in 2009 was the increased revenue experienced by the Company during the three month period ended March 31, 2010.

Net Cash Used in Investing Activities Net cash used in our investing activities was $(48,820) for the three month period ended March 31, 2010, as compared to net cash used in investing activities of $(165,738) for the three month period ended March 31, 2009, a decrease of $116,918. The primary reason for the change in net cash used in investing activities for the three month period ended March 31, 2010, as compared to the same period in 2009 was due to the fact that the Company bought less plant and equipment in 2010 as compared to 2009.

Net Cash Provided by Our Financing Activities Net cash provided by our financing activities was $53,423 for the three month period ended March 31, 2010, as compared to net cash provided by our financing activities of $35,057 for the three month period ended March 31, 2009, an increase of $18,366.  The primary reason for the change in net cash provided by financing activities for the three month period ended March 31, 2010 as compared to the same period in 2009 was due to the fact that the directors of the Company made a temporary advance to the Company in the amount of $53,423.

Changes in Operating Assets and Liabilities

Below are the major changes in operating assets and liabilities under cash flows from operating activities for the three month periods ended March 31, 2010 and 2009:

Three Month Period ended March 31,
	2010	2009
Changes in operating assets and liabilities:
Accounts receivable	$ 107,453	$ 52,060
Trade Payables	$ (5,584)	$ 47,964
Deferred Revenue	$ 14,842	$ (10,880)

Accounts Receivable Our changes in accounts receivable from $52,060 in March 31, 2009 to $107,453 in March 31, 2010 was primarily attributable to the fact that less of the Company’s accounts receivable were collected during the three month period ended March 31, 2010, as compared to the same period in 2009.

Trades Payable  Our decrease in trades payable from $47,964 for the three months ended  March 31, 2009 to $(5,584) for the three months ended March 31, 2010 was primarily attributable to repayment to vendors for medical consumables that the Company purchased.

Deferred Revenue. Our increase in deferred revenue from $(10,880) in March 31, 2009 to $14,842 in March 31, 2010 was primarily attributable to revenue that the Company experienced due to an increase in Members of the Company.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED).

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer, Director

Date:  May 17, 2010

By:  /S/ Chunxiang Li

Chunxiang Li, Chief Financial Officer, Principal Accounting Officer

Date:  May 17, 2010