Form 10-Q
period 2010-06-30
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2010-08-16
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 1, 2010 the Issuer had 15,000,000 shares of common stock issued and outstanding.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(Unaudited)

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	As Of
	June 30, 2010	_	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$303,676		$504,676
Accounts receivable, trade	266,708		277,181
Inventories	53,027		4,332
Amount due from related party	52,745		-
Other receivables	62,250		71,063
Prepayments	417,708		347,193
Total current assets	1,156,114		1,204,445

Non current assets:
Plant and equipment, net	1,574,703		1,710,548
TOTAL ASSETS	$2,730,817		$2,914,993

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Account payables	$184,803		$229,136
Deferred revenue	14,950		13,961
Amounts due to related parties	-		187,103
Income tax payable	18,273		25,872
Other payables and accrued liabilities	42,465		184,629
Total current liabilities	260,491		640,701

Long-term liabilities:
Note payable, related parties	1,143,672		1,143,672

TOTAL LIABILITIES	1,404,163		1,784,373

COMMITMENT & CONTINGENCY

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 share authorized, no shares issued	-		-
Common stock, par value $0.0001, 500,000,000 shares authorized, 15,000,000 issued and outstanding	1,500		1,500
Additional paid-in capital	167,481		167,481
Accumulated other comprehensive income	142,172		132,495
Statutory reserves	239,261		239,261
Equity of VIE	(97,012)		(97,012)
Retained earnings	873,252		686,895
Total stockholders’ equity	1,326,654		1,130,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,730,817		$2,914,993

The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009

OPERATING REVENUES	$847,452	_	$524,240	_	$1,374,110	_	$753,725

COST OF REVENUES	(360,253)		(219,116)		(700,161)		(442,116)

GROSS PROFIT	487,199		305,124		673,949		311,609

OPERATING EXPENSES:
Depreciation	(94,916)		(29,825)		(189,003)		(85,134)
Rental expense - related parties	(13,912)		(13,185)		(26,980)		(25,850)
General and administrative	(99,111)		(114,599)		(215,097)		(240,014)

TOTAL OPERATING EXPENSES	(207,939)		(157,609)		(431,080)		(350,998)

INCOME (LOSS) FROM OPERATIONS	279,260		147,515		242,869		(39,389)

OTHER INCOME (EXPENSES):
Donation & non-operating expense	(27,834)		-		(27,838)		-
Other expense	(1,508)		-		(709)		-
Interest income (expense)	436		251		1,322		417
Loss on disposal	-		-		-		(7,348)

TOTAL OTHER INCOME (EXPENSES)	(28,906)		251		(27,225)		(6,931)

NET INCOME (LOSS) BEFORE INCOME TAX	250,355		147,766		215,644		(46,320)

Income tax expense	(18,200)		(32,193)		(29,287)		(37,471)

NET INCOME (LOSS)	$232,155		$115,573		$186,357		$(83,791)

Other comprehensive income (loss):
- Foreign currency translation adjustment	(9,313)		188		(9,677)		1,263

COMPREHENSIVE GAIN (LOSS)	$222,842		$115,761		$176,680		$(82,528)

Net gain (loss) per share - Basic and diluted	$0.015		$0.008		$0.012		$(0.006)

Weighted average shares outstanding - Basic and diluted	15,000,000		15,000,000		15,000,000		15,000,000

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six months ended June 30,
	2010		2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 186,357	_	$ (83,791)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation	226,516		217,437
Loss on disposal of plant and equipment	-		7,348
(Increase) decrease in accounts receivable	11,594		(78,843)
(Increase) in inventories	(48,490)		(1,000)
(Increase) decrease in other receivables and prepayment	(33,954)		18,199
(Decrease) in trade payables	(45,123)		(46,963)
(Decrease) in income tax payable	(7,678)		(6,366)
Increase (decrease) in deferred revenue	927		(8,261)
Increase (decrease) other payables and accrued liabilities	(142,390)		22,833
NET CASH PROVIDED BY OPERATING ACTIVITIES	147,759		40,593

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(84,034)		(31,419)
Prepayment of purchasing fixed assets	-		(550,215)
Net cash used in investing activities	(84,034)		(581,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (repayment to) directors	(266,062)		653,157

Foreign currency translation adjustment	1,337		113

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(201,000)		112,229

Cash & Cash Equivalent, Beginning of Year	504,676		395,156

Cash & Cash Equivalent, End of Year	$ 303,676		$ 507,385

Supplemental disclosures of cash flow information:

Cash paid for interest	$ -		$ -
Cash paid for income taxes	$ 36,960		$ 43,808
The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

CVPH, through its subsidiaries and variable interest entities (“VIEs”), provides medical clinic service and heath club service, including outpatient care, diagnosis of health problems, physical checkup, and instruction or remedial work, in the People’s Republic of China (the “PRC”).

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

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. At June 30, 2010 and December 31, 2009, the Company recorded accounts receivable at $266,708 and $277,181, respectively.

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

●

Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2010 and 2009, respectively.

●

Revenue recognition

The Company recognizes its revenues, as the related services are rendered to the customer and are net of allowances and discounts, its related business taxes. In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. The Company, through its VIE’s, offer medical clinic services and health club services to its customers.

Revenue from medical clinic services is recognized when service is performed and billed to patients and the collectability is reasonably assured. Medical clinic services include outpatient service, diagnosis of health problems, prescription and instruction or remedial work.

Health club services are generally offered to various groups of customers, including individuals, corporations and government agencies. These customers are enlisted in the health club services, which include the initial physical checkup services and the subsequent club services, for a certain period of time after paying a non-refundable fee to the Company in advance under several membership packages. The Company immediately records these advanced payments as deferred revenue and recognizes such revenue during the contractual service period when services are performed and rendered.

Revenues from physical checkup services are recognized at fair value when the services are rendered, net of business tax. Revenue from the subsequent club services, from which members get healthcare information and telephone consulting service and attend healthcare conference, are recognized over the period when the membership is valid. It is valid usually at a maximum of one year, while some membership expires soon after the initial physical check depending on the prepaid amount.

The Company recognizes revenue in accordance with the provisions of ASC Topic 605-25, “Multiple-Element Arrangement”. As a multiple element arrangement, total advanced payment is allocated to each element based on vendor-specific objective evidence of fair value for each element or using the residual method, when applicable. Vendor specific fair value (“VSOE”) is established based on the sales price when the same element is sold separately. If VSOE of the undelivered elements exists but VSOE for one or more delivered elements does not exist, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the advanced payment is recognized as revenue,.

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet related performance or staffing criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the six months ended June 30, 2010 and 2009, the Company has determined no reserve for these potential adjustments.

Revenues from the sales of medicines are recognized upon presciption. The Company records revenue, net of business tax, which is levied at 5% on the invoiced value of services. The business tax charged for the six months ended June 30, 2010 and 2009 was $ 5,487 and $ 47,672, respectively.

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

For the six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

●

Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of June 30, 2010 and 2009, respectively.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	Six month periods ended June 30,
	2010	2009

Spot rates, indirect quotation expressed in Chinese Yuan	6.8086	6.8448
Average rates, indirect quotation expressed in Chinese Yuan	6.8347	6.8432

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

3.

PREPAYMENTS

Prepayments to equipment vendors are expected to take the delivery of medical equipment within the next 12 months. The Company recorded prepayment for equipment amounting to $417,708 and $347,193 at June 30, 2010 and December 31, 2009, respectively.

4.

PLANT AND EQUIPMENT, NET

Plant and equipment consist of the followings:

	June 30, 2010	December 31, 2009

Leasehold improvements	$740,699	$740,699
Medical equipments	1,765,607	1,720,454
Motor vehicles	380,985	358,470
Furniture, fixtures and equipment	544,997	533,346
Foreign translation difference	275,288	255,096
	3,707,577	3,608,065
Less: accumulated depreciation	1,980,624	(1,772,089)
Less: foreign translation difference	152,250	(125,428)
Net book value	$1,574,703	$1,710,548

Depreciation expense for the quarterly ended June 30, 2010 and 2009 was $226,516 and $217,437, which included $37,513 and $132,303 in cost of revenue, respectively. All the plant and equipment were attributed from the VIEs and Dalian Vitup Management and measured at historical basis.

5.

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	June 30, 2010	December 31, 2009

Accrued expenses	$28,931	$64,562
Salaries payable	-	95,068
Other tax payables	13,534	24,999

	$42,465	$184,629

6.

INCOME TAXES

The Company utilizes ASC 740 (SFAS No. 109), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Beginning January 1, 2008, in the People's Republic of China (PRC) the new Enterprise Income Tax (“EIT”) law replaced the then existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate then applicable to both DES and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated.

Consolidated pre-tax income (loss) consists of the following:

	Six month periods ended June 30,
	2010	2009
US operations	$(7,798)	$(2,860)
Foreign operations	223,442	(43,460)
	$215,644	$(46,320)

The Components of the provision for income taxes are as follows:

	Six month periods ended June 30,
	2010	2009
Current:
Federal	$-	$-
Foreign	29,287	37,471
Deferred:
Federal	-	-
Foreign	-	-
Provision for income taxes	$29,287	$37,471

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of June 30, 2010 and 2009:

For the six month period ended June 30, 2010	China				United States
	25%				34%				Total
		_		_		_		_
Pretax income (loss)	223,442				(7,798)				215,644

Expected income tax expense (benefit)	55,861		25%		(2,651)		34%		53,210
Nontaxable income on clinical business	(2,724)		-1.22%						(2,724)
Prior year adjustment & other immaterial adjustment	(133)		-0.06%						(133)
Effect from tax holiday	(23,717)		-11%						(23,717)
Change in valuation allowance on deferred tax asset from US tax benefit					2,651		-34%		2,651
Actual tax expense	29,287		13%		-		0.00%		29,287

For the six month period ended June 30, 2009	China				United States
	25%				34%				Total

Pretax income (loss)	(43,460)				(2,860)				(46,320)

Expected income tax expense (benefit)	(11,580)		25%		(972)		34%		(12,552)
Nontaxable income on medical service	(3,926)		8%						(3,926)
Prior year adjustment	19,133		-41%						19,133
Net operating loss carryforwards	23,550		-51%						23,550
Effect from tax holiday	10,294		-22%						10,294
Change in valuation allowance on deferred tax asset from US tax benefit					972		-34%		972
Actual tax expense	37,471		-81%		-		0.00%		37,471

Although the Company did not have any operating income in the U.S. for the six month periods ended June 30, 2010 and 2009, respectively, it incurred various general & administrative expenses in the U.S. Accordingly, the Company’s U.S. operations have deferred taxes in the form of net operating losses (“NOLs”). However due to the uncertainty that some or all of the deferred tax assets will not be realized in the coming years, the Company recorded a full valuation allowance against its nominal deferred tax assets and thus had no deferred tax on a net basis for the six month periods ended June 30, 2010 and 2009, respectively.

	June 30, 2010	_	June 30, 2009

Total Deferred Tax Assets	$215,003		$152,858

Less : Valuation Allowance	(215,003)		(152,858)
Net Deferred Tax Asset	$-		$-

7.

NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. The following table sets forth the computation of basic and diluted net income per share for the six months ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010	2009
Basic and diluted net income per share calculation
Numerator:
Net income in computing basic net income per share	$186,357	$(83,791)

Denominator:
Weighted average ordinary shares outstanding	15,000,000	15,000,000

Basic and diluted net income per share	$0.012	$0.006

8.

RELATED PARTY TRANSACTION

(a)

Related party transaction

For the six months ended June 30, 2010 and 2009, the Company paid rent charge of $26,980 and $25,850, to Mr. Shubin Wang, a major shareholder and director of the Company at the current market value in a normal course of business, for the following properties:

(i)

the healthcare facility center with a term of 15 years commencing from 2004 through 2019.

(ii)

the office premise with a term of 20 years commencing from 2006 through 2026.

(b)

Amounts due (to) from directors

As of December 31, 2009, the the balance of $187,103 represented temporary advances from Mr. Shubin Wang and Ms. Feng Gu, the directors of the Company, which is unsecured and interest-free with no fixed terms of repayment. The balance was zero as of June 30, 2010.

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

The fund source for Dalian Vitup Management to lend to Mr. Shubin Wang and Ms. Feng Gu was initially loaned by Mr. Shubin Wang, one of the former shareholders of China Vitup (BVI). As of June 30, 2010 and December 31, 2009, the Company had a note payable of $1,143,672 and $1,143,672, respectively to Mr. Shubin Wang, the major shareholder of the Company.

9.

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Health Management Service and Chinese Medical Service. The Company, through its subsidiaries and VIEs, operates these segments in the PRC. Other than cash and cash equivalents of approximately $1,363 maintained in Hong Kong as of June 30, 2010, all the identifiable assets of the Company are located in the PRC during the year presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the quarterly ended June 30, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2010 and 2009:

	For the three month period ended June 30, 2010
	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$-	$50,976	$-	$50,976
- Service revenue	727,948	71,271	(2,743)	796,476

Total revenue, net	727,948	122,247	(2,743)	847,452
Cost of revenue	(207,206)	(87,023)	(66,023)	(360,253)

Gross profit (loss)	520,741	35,223	(68,766)	487,199
Depreciation	(54,162)	(2,605)	(38,149)	(94,916)
Net income (loss)	343,697	8,916	(120,458)	232,155
Expenditure for long-lived assets	$35,214	$-	$-	$35,214

	For the six month period ended June 30, 2010
	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$-	$68,810	$-	$68,810
- Service revenue	1,170,560	140,227	(5,487)	1,305,300
	1,170,560	209,037	(5,487)	1,374,110
Total revenue, net
Cost of revenue	(445,958)	(125,763)	(128,440)	(700,161)

Gross profit	724,602	83,274	(133,927)	673,949

Depreciation	(108,432)	(4,259)	(76,312)	(189,003)
Net income (loss)	348,859	10,896	(173,398)	186,357
Expenditure for long-lived assets	$53,021	$31,012	$-	$84,033

	For the three month period ended June 30, 2009
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$14,902	$-	$14,902
- Service revenue	488,963	20,375	-	509,338
Total revenue, net	488,963	35,277	-	524,240
Cost of revenue	(212,081)	(7,035)	-	(219,116)
Gross profit	276,882	28,242	-	305,124
Depreciation	26,012	82	3,731	29,825
Net income (loss)	196,056	(394)	(80,089)	115,573
Expenditure for long-lived assets	$1,353	$-	$-	$1,353

	For the six month period ended June 30, 2009
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	28,648	-	28,648
- Service revenue	697,405	27,672	-	725,077
Total revenue, net	697,405	56,320	-	753,725
Cost of revenue	(428,175)	(13,941)	-	(442,116)
Gross profit	269,230	42,379	-	311,609
Depreciation	77,549	137	7,448	85,134
Net income (loss)	79,718	(3,693)	(159,816)	(83,791)
Expenditure for long-lived assets	$29,688	1,731	-	31,419

All of the Company’s revenues were derived from customers located in the PRC.

10.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s PRC subsidiaries and VIEs are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s PRC subsidiaries and VIE are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $40,425 and $25,850 for the six month periods ended June 30, 2010 and 2009, respectively.

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

12.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers and vendors

For the quarterly ended June 30, 2010 and 2009, there are no customers and vendors who individually accounts for 10% or more of revenues and purchases, respectively. 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

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

13.

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company leases healthcare centers in Dalian City, the PRC under non-cancelable operating leases from a related party. Costs incurred for the healthcare center and office premise in Dalian City, the PRC under operating leases are recorded as rent expense of $26,986 and $25,850 for the six month periods ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, future minimum rent payments due under several non-cancelable operating leases in the next five years are as follows:

Year ending June 30:
2011	$51,113
2012	51,113
2013	51,113
2014	51,113
2015	51,113
Thereafter	153,339
Total:	$408,904

(b)

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $64,250 of biochemical reagent in a term of 4 years from 2008 through 2011. For the six month periods ended June 30, 2010 and 2009, the Company incurred $5,757 and $4,993, respectively.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended June 30, 2010.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended June 30, 2010 Compared to the Three Month Period Ended June 30, 2009.

Revenue

During the three month period ended June 30, 2010, the Company had revenue of $847,452, as compared to revenue of $524,240 during the three month period ended June 30, 2009, an increase of $323,212, or approximately 62.0%.

Of the $847,452 in revenue generated during the three month period ended June 30, 2010, the revenue generated from health management service during the three month period ended June 30, 2010 was $ 727,948 as compared to $488,963 as of the same period of 2009, an increase of 49%. This increase was primarily attributable to the fact that we enhanced our promotional efforts for business relating to the provision enterprise and individual medical services which resulted in a significant increase of enterprise and individual clients.

Of the $847,452 in revenue generated during the three month period ended June 30, 2010, the revenue generated from the Chinese medical services was $122,247, an increase of 247% as compared to the same period of 2009. This increase was primarily attributable to the facts that: (i) we employed persons with strong medical expertise, established a professional medical team, and expanded outpatient medical care, developed chronic disease treatment and management (disease like hypertension, diabetes, arteriosclerosis, etc.) and (ii) we experienced an increase of foreign customers, particularly foreigners living in Dalian.

The following charts illustrate the changes in our revenue generated by our health management service and Chinese medical service for the three month period ended March 31, 2010, as compared to the three month period ended March 31, 2009:

	Three Month Period Ended June 30
	2010	2009	% Change
Health management service revenue:
- Product sale	-	-	-
- Service revenue	$727,948	$488,963	49%

Total Health management service revenue:	$727,948	$488,963	49%

	Three Month Period Ended June 30
	2010	2009	% Change
Chinese medical service revenue:
- Product sale	$50,976	$14,902	242%
- Service revenue	$71,271	$20,375	250%

Total Chinese medical service revenue	$122,247	$35,277	247%

The Company has three major types of customers: i) Individuals and Members, ii) Enterprises including Governmental Agencies, and iii) General Treatment. Each customer type’s proportion of the total revenue generated by the Company for the three months ended June 30, 2010 was 21%, 65% and 14%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the three month periods ended June 30, 2010 and 2009

	Three Month Periods Ended 2010 and 2009
Customer Type	2010 ($)	% of Total	2009 ($)	% of	Change	% Change
				Total
Individuals & Members	177,486	21%	131,539	25%	45,947	35%
Enterprises( including Government Agencies)	550,462	65%	357,424	68%	193,038	54%
General Treatment	119,504	14%	35,277	7%	84,227	239%
TOTAL	847,452	100%	524,240	100%	323,212	62%

As illustrated above, the Company’s operating revenue from Individuals & Members, Enterprises and General Treatment for the three month period ended June 30, 2010 increased by $45,947, $193,038 and $84,227, or approximately 35%, 54% and 239%, respectively as compared to the three month period ended June 30, 2009.

Cost of Revenues

During the three month period ended June 30, 2010, our cost of revenues was $360,253 as compared to costs of revenues of $219,116 for the three month period ended June 30, 2009, an increase of approximately 64%. The increase in cost of revenues for the three month period ended June 30, 2010 was primarily attributable to the growth of revenue that we experienced during the three month period ended Jun 30, 2010.

Operating Expenses

Our operating expenses for three month period ended June 30, 2010 were $207,939, as compared to $157,609 for the three month period ended June 30, 2009, an increase of approximately 32%.  This increase is primarily attributable to an increase in depreciation expenses. We divide our operating expenses into depreciation expenses, general and administrative expenses, and rental expenses, all of which are discussed below.

Depreciation Expenses.  Depreciation expenses totaled $94,916 for the three month period ended June 30, 2010 as compared to $29,825 for the three-month period ended June 30, 2009, an increase of approximately 218%. The primary reason for this increase is that the fixed assets of the Company which increased from July 1, 2009 to May 31, 2010 are all made for depreciation in 2010, and as such resulted in an increase in depreciation expenses during the second quarter of 2010.

Rental Expenses. The Company experienced nominal changes in rental expenses for the three month period ended June 30, 2010, as compared to the three month period ended June 30, 2009.

General and Administrative Expenses.  General and administrative expenses totaled $99,111 for the three month period ended June 30, 2010 as compared to $114,599 for the three month period ended June 30, 2009, a decrease of approximately 14%. The primary reason for this reduction is attributable to the fact that the Company successfully strengthened its control over its business expenses, resulting in a reduction in general and administrative expenses.

The following chart illustrates the changes in our operating expenses for the six month period ended June 30, 2010, as compared to the three month period ended June 30, 2009:

	Three Month Period ended June 30,
	2010	2009	% Change
Operating expenses:
Depreciation	$94,916	$29,825	218%
General and administrative	99,111	114,599	-14%
Rental expense – related party	13,912	13,185	6%

Total operating expenses	$207,939	$157,609	32%

Net Profit

We experienced a net profit of $232,155 for the three month period ended June 30, 2010 as compared to a net profit of $115,573 during the three month period ended June 30, 2009, an increase of approximately 101%.  The increase is primarily attributable to revenue increase and the effect of the Company’s efforts to minimize its business expenses.

Results of Operations for the Six Month Period Ended June 30, 2010 Compared to the Six Month Period Ended June 30, 2009.

Revenues

During the six month period ended June 30, 2010, we had revenues of $1,374,110, as compared to revenues of $753,725 during the six month period ended June 30, 2009, an increase of $620,385, or approximately 82.0%.

Of the $1,374,110 in revenue generated during the six month period ended June 30, 2010, the revenues generated from health management service during the six month period ended June 30, 2010 was $ 1,170,560 as compared to $697,405 as of the same period of 2009, an increase of 68%. This increase was primarily attributable to the fact that we enhanced our promotional efforts for business relating to the provision enterprise and individual medical services which resulted in a significant increase of enterprise and individual clients.

Of the $1,374,110 in revenue generated during the six month period ended June 30, 2010, the revenues from Chinese medical services by outpatient healthcare segment was $209,037, an increase of 271% as compared to the same period of 2009. This increase was primarily attributable to: (i) we employed persons with strong medical expertise, established a professional medical team, and expanded outpatient medical care, developed the chronic disease treatment and management (disease like hypertension, diabetes, arteriosclerosis, etc.) and (ii) we experienced an increase of foreign customers, particularly foreigners living in Dalian.

The following charts illustrate the changes in our revenue generated by our health management service and Chinese medical service for the six month period ended June 30, 2010, as compared to the six month period ended June 30, 2009:

	Six Month Period ended June 30,
	2010	2009	% Change
Health management service revenue:
- Product sale	$-	$-	0%
- Service revenue	1,170,560	697,405	68%

Total Health management service revenue:	$1,170,560	$697,405	68%

	Six Month Period ended June 30,
	2010	2009	% Change
Chinese medical service revenue:
- Product sale	$68,810	$28,648	140%
- Service revenue	140,227	27,672	407%

Total Chinese medical service revenue	$209,037	$56,320	271%

The Company has three major types of customers: i) Individuals and Members, ii) Enterprises including Governmental Agencies, and iii) General Treatment. Each customer type’s proportion of the total revenue generated by the Company for the six months ended June 30, 2010 was 23%, 62% and 15%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the six month periods ended June 30, 2010 and 2009:

	Six Month Periods Ended 2010 and 2009
Customer Type	2010 ($)	% of Total	2009 ($)	% of	Change	% Change
				Total
Individuals & Members	322,188	23%	212,267	29%	109,921	52%
Enterprises( including Government Agencies)	848,372	62%	485,138	64%	363,234	75%
General Treatment	203,550	15%	56,320	7%	147,230	261%
TOTAL	1,374,110	100%	753,725	100%	620,385	82%

As illustrated above, the Company’s operating revenue from Individuals & Members, Enterprises and General Treatment for the six month period ended June 30, 2010 increased by $109,921, $363,234 and $147,230, or approximately 52%, 75% and 261%, respectively as compared to the six month period ended June 30, 2009.

Cost of Revenues

During the six month period ended June 30, 2010, our cost of revenues was $700,161 as compared to costs of sales of $442,116 for the six month period ended June 30, 2009, an increase of approximately 58%. The increase in costs of revenues for the six month was primarily attributable to the growth of revenue that we experienced during the six month period ended Jun 30, 2010.

Operating Expenses

Our operating expenses for the six month period ended June 30, 2010 were $ 431,080, as compared to $350,998 for the six month period ended June 30, 2009, an increase of approximately 20%.  This increase is primarily attributable to an increase in depreciation expenses. Our operating expenses are divided into depreciation expenses, general and administrative expenses, and rental expenses, all of which are discussed below.

Depreciation Expenses.  Depreciation expenses totaled $189,003 for the six month period ended June 30, 2010 as compared to $85,134 for the six month period ended June 30, 2009, an increase of approximately 122%.  The primary reason for this increase is that the fixed assets of the Company which increased from July 1, 2009 to May 31, 2010 are all made for depreciation in 2010, and resulted in an increase in depreciation expenses during the second quarter of 2010.

Rental Expenses. The Company experienced nominal changes in rental expenses for the six month period ended June 30, 2010 as compared to that for the six month period ended June 30, 2009.

General and Administrative Expenses.  General and administrative expenses totaled $215,097 for the six month period ended June 30, 2010 as compared to $247,362 for the six month period ended June 30, 2009, a decrease of approximately 13%. The primary reason for this reduction is attributable to the fact that the Company successfully strengthened its control over its business expenses, resulting in a reduction in general and administrative expenses.

The following chart illustrates the changes in our operating expenses for the six month period ended June 30, 2010, as compared to the six month period ended June 30, 2009:

	Six Month Period Ended June, 30
	2010	2009	% Change
Operating expenses:
Depreciation	$189,003	$85,134	122%
Rental expense – related party	$26,980	$25,850	4%
General and administrative	$215,097	$247,362	-13%

Total operating expenses	$431,080	$358,346	20%

Income Tax Expenses

For the six month period ended June 30, 2010 the Company experienced a income tax expenses of $29,287 as compared to income tax expenses of $37,471 for the six month period ended June 30, 2009, a decrease of $8,184, or approximately 22%.  The chart below identifies the changes in income tax expenses:

	Six month periods ended June 30

	2010	2009

Pretax income (loss)	215,644	(46,320)

Expected incom tax expense (benefit)	53,210	(12,552)
Nontaxable income on clinical business	(2,724)	(3,926)
Prior year adjustment & other immaterial adjustment	(133)	19,133
Effect from tax holiday	(23,717)	10,294
Net operating loss carryforwards		23,550
Change in valuation allowance on deferred tax asset from US tax benefit	2,651	972

Actual tax expense	29,287	37,471

Net Profit

We experienced a net profit of $186,357 for the six month period ended June 30, 2010 as compared to a net loss of $83,791 during the six month period ended June 30, 2009, an increase of approximately 322%.  The increase is primarily attributable to the increase in revenue experienced by the Company during the six month period ended June 30, 2010, and the effect of the Company’s efforts to minimize its business expenses.

Analysis of Financial Condition

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows generated from our business activities, will be sufficient to meet the working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.  Furthermore, as noted above, within the next three years, it is our objective to establish or acquire an additional three affiliated medical clinics in China through which we are able to provide high quality medical care to Chinese citizens.  We will model our clinics after the clinic that we currently operate in Dalian.  We anticipate establishing affiliate medical clinics in the following cities, in the following order: 1) Beijing; 2) Shenyang; and 3) Dalian Development Zone.  We estimate that it will cost approximately $5,000,000 for each new facility.  The costs associated with the opening or acquisition of each clinic will ultimately depend upon the location the clinic.  We anticipate that the funding for the clinics will come from equity sales and private funding from Mr. ShuBin Wang, one of our directors, and Feng Gu our Chief Executive Officer.

Currently, we have limited operating capital.  We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our business operations alone may not be sufficient to fund both our operations or planned growth.  We will likely require additional capital to continue to operate our business, and to further expand our business.  We may be unable to obtain additional capital required.   Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including equity financing, or in the form of loans from our majority shareholders, ShuBin Wang and Feng Gu.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

Current Assets & Total Assets

As of June 30, 2010, our unaudited balance sheet reflects that we have total current assets of $1,156,114 as compared to total current assets of $1,204,445 at December 31, 2009, a decrease of $48,331 or approximately 4%. As of June 30, 2010, our unaudited balance sheet reflects that we have total assets of $2,730,817, as compared to total assets of $2,914,993 at December 31, 2009, a decrease of $184,176 or approximately 6%.  The decrease in total current assets was primarily attributable to the fact that the Company experienced the changes in cash and cash equivalents, accounts receivable, and inventories.

Cash and Cash Equivalents.  As of June 30, 2010, our cash and cash equivalents were $303,676 as compared to $ 504,676 at December 31, 2009, a decrease of $ 201,000, or approximately 40%.  This decrease was primarily attributable to use of cash and cash equivalents for repayment of borrowings, expense payment and other cash expenditures.

Accounts Receivable.  As of June 30, 2010, our accounts receivable were $266,708 as compared to accounts receivable of $277,181 at December 31, 2009, a decrease of $10,473, or approximately 4%.

Inventories.  As of June 30, 2010, we had inventories of $53,027 as compared to inventories of $4,332 as of

June 30, 2009, an increase of $48,695, or approximately 1124%. The increase in inventories from 2010 to 2009 was attributable to the facts that due to the expansion of treatment programs offered by the Company and the increased patient visits experienced by the Company, we enhanced our inventories to ensure that the Company maintained sufficient western medicine, herbal medicine, and materials for laboratory use to match with the current business operations of the Company.

Total Current Liabilities and Total Liabilities

As of June 30, 2010, our unaudited balance sheet reflects that we have: i) total current liabilities of $260,491 as compared to total current liabilities of $640,701 at December 31, 2009, a decrease of approximately 59%; and ii) total liabilities of  $1,404,163 as compared to total liabilities of $1,784,373 at December 31, 2009. This decrease was primarily attributable to repayment of current liabilities, a decrease in accounts payables, and other payables and accounts payable to directors.

Cash Flow

	Six Month Period Ended June 30,
	2010	2009

Net cash provided by operating activities	$147,757	$40,593
Net cash used in investing activities	$(84,034)	$(581,634)
Net cash provided by (used in) financing activities	$(266,062)	$653,157
Cash Balance, Beginning of Period	$504,676	$395,156

Cash and cash equivalents, End of Period	$303,676	$507,385

Net Cash Provided by Operating Activities  Net cash provided by operating activities for the six month period ended June 30, 2010 was $147,759, as compared to net cash provided by operating activities for the six month period ended June 30, 2009 of $40,593. This increase is primarily attributable to an increase experienced by the Company in net income and a decrease experienced by the Company in its accounts receivable.

Net Cash Used in Investing Activities Net cash used in our investing activities was $84,034 for the six month period ended June 30, 2010, as compared to net cash used in investing activities of $581,634 for the six month period ended June 30, 2009, a decrease of $497,600. The primary reason for the change in net cash used in investing activities for the six month period ended June 30, 2010, as compared to the same period in 2009 was due to the fact that the Company bought less plant and equipment in 2010 as compared to 2009.

Net Cash Provided by Our Financing Activities Net cash provided by our financing activities was $266,062 for the six month period ended June 30, 2010, as compared to net cash provided by our financing activities of $653,157 for the six month period ended June 30, 2009.  The primary reason for the change in net cash provided by financing activities for the six month period ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to the repayment of loans from directors.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer, Director

Date:  August 16, 2010

By:  /S/ Chunxiang Li

Chunxiang Li, Chief Financial Officer,

Date:  August 16, 2010