Form 10-Q
period 2010-09-30
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2010-11-15
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010 the Issuer had 15,000,000 shares of common stock issued and outstanding.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(Unaudited)

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	As Of
	September 30, 2010	_	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$233,188		$504,676
Accounts receivable, trade	508,722		277,181
Inventories	49,695		4,332
Amount due from related parties	199,499		-
Other receivables	109,641		71,063

Total current assets	1,100,745		857,252

Non current assets:
Plant and equipment, net	1,521,788		1,710,548
Prepayments for plant and equipment	464,898		347,193
Long term deposit	15,676		-

Total long term assets	2,002,362		2,057,741

TOTAL ASSETS	$3,103,107		$2,914,993

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Account payables	$272,448		$229,136
Deferred revenue	13,466		13,961
Amounts due to related parties	-		187,103
Income tax payable	31,940		25,872
Other payables and accrued liabilities	34,134		184,629

Total current liabilities	351,988		640,701

Long-term note payable, related parties	1,143,672		1,143,672

TOTAL LIABILITIES	1,495,660		1,784,373

COMMITMENT & CONTINGENCY

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 share authorized, no shares issued	-		-
Common stock, par value $0.0001, 500,000,000 shares authorized, 15,000,000 issued and outstanding	1,500		1,500
Additional paid-in capital	167,481		167,481
Accumulated other comprehensive income	187,444		132,495
Statutory reserves	239,261		239,261
Equity of VIE	(97,012)		(97,012)
Retained earnings	1,108,773		686,895
Total stockholders’ equity	1,607,447		1,130,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,103,107		$2,914,993

The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009

OPERATING REVENUES	$927,985	_	$563,860	_	$2,286,461	_	$1,317,585

COST OF REVENUES	(405,139)		(262,812)		(1,085,120)		(704,928)

GROSS PROFIT	522,846		301,048		1,201,341		612,657

OPERATING EXPENSES:
Depreciation	(89,908)		(26,127)		(278,945)		(111,261)
Rental expense	(22,973)		(12,930)		(49,904)		(38,780)
General and administrative	(155,158)		(186,935)		(375,513)		(434,297)

TOTAL OPERATING EXPENSES	(268,039)		(225,992)		(704,362)		(584,338)

INCOME (LOSS) FROM OPERATIONS	254,807		75,056		496,979		28,319

OTHER INCOME (EXPENSES):
Donation & non-operating expense	(727)		-		(25,492)		-
Interest income (expense)	(45)		39		(2,575)		456

TOTAL OTHER INCOME (EXPENSES)	(772)		39		(28,067)		456

NET INCOME (LOSS) BEFORE INCOME TAX	254,035		75,095		468,912		28,775

Income tax expense	(17,762)		(14,141)		(47,034)		(51,612)

NET INCOME (LOSS)
	236,273		60,954		421,878		(22,837)

Other comprehensive income (loss):
- Foreign currency translation adjustment	45,272		1,231		54,949		2,494

COMPREHENSIVE GAIN (LOSS)	$281,545		$62,185		$476,827		$(20,343)

Net gain (loss) per share - Basic and diluted	$0.016		$0.0041		$0.028		$(0.0015)

Weighted average shares outstanding - Basic and diluted	15,000,000		15,000,000		15,000,000		15,000,000

The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Nine months ended September 30,
	2010	_	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$421,878		$(22,837)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	335,365		297,812
Loss on disposal of plant and equipment	-		7,349
(Increase) in accounts receivable	(221,862)		(152,193)
(Increase) in inventories	(44,487)		(2,239)
(Increase) in other receivables and prepayment	1,296		(64,718)
(Increase) in long term deposit	(15,404)		-
Increase (decrease) in trade payables	37,885		(26,491)
Increase (decrease) in income tax payable	5,435		(5,288)
(Decrease) in deferred revenue	(771)		(4,270)
(Decrease) in other payables and accrued liabilities	(151,612)		(144,322)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	367,723		(117,197)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(114,975)		(356,649)
Prepayment for property, plant and equipment	(105,886)		(488,590)
NET CASH USED IN INVESTING ACTIVITIES	(220,861)		(845,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (repayment to) directors	(423,912)		798,689

Foreign currency translation adjustment	5,562		436

NET DECREASE IN CASH AND CASH EQUIVALENTS	(271,488)		(163,311)

Cash & Cash Equivalent, Beginning of Year	504,676		395,156

Cash & Cash Equivalent, End of Year	$233,188		$231,845

Supplemental disclosures of cash flow information:

Cash paid for interest	$-		$-
Cash paid for income taxes	$55,317		$56,900

The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. At September 30, 2010 and December 31, 2009, the Company recorded accounts receivable at $508,722 and $277,181, respectively.

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

●

Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2010 and 2009, respectively.

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

The Company recognizes revenue in accordance with the provisions of ASC Topic 605-25, “Multiple-Element Arrangement”. As a multiple element arrangement, total advanced payment is allocated to each element based on vendor-specific objective evidence of fair value for each element or using the residual method, when applicable. Vendor specific fair value (“VSOE”) is established based on the sales price when the same element is sold separately. If VSOE of the undelivered elements exists but VSOE for one or more delivered elements does not exist, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the advanced payment is recognized as revenue,

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet related performance or staffing criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the nine months ended September 30, 2010 and 2009, the Company has determined no reserve for these potential adjustments.

Revenues from the sales of medicines are recognized upon prescription. The Company records revenue, net of business tax, which is levied at 5% on the invoiced value of services. The business tax charged for the nine months ended September 30, 2010 and 2009 was zero and $ 82,975, respectively.

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

For the nine months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

●

Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of September 30, 2010 and 2009, respectively.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	Nine month periods ended September 30,
	2010	2009

Spot rates, indirect quotation expressed in Chinese Yuan	6.6981	6.8376
Average rates, indirect quotation expressed in Chinese Yuan	6.8164	6.8425

●

Related parties

A corporation or an individual, is considered to be a related party if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions. Companies are also considered to be related parties if they are subject to common control or common significant influence.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of dis-aggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and is currently evaluating the impact the new disclosure requirements will have on its financials statements and notes.

3.

PREPAYMENTS

Prepayments to equipment vendors are expected to take the delivery of medical equipment within the next 12 months. The Company recorded prepayment for equipment amounting to $464,898 and $347,193 at September 30, 2010 and December 31, 2009, respectively.

4.

PLANT AND EQUIPMENT, NET

Plant and equipment consist of the followings:

	September 30, 2010	December 31, 2009

Leasehold improvements	$740,699	$740,699
Medical equipments	1,789,375	1,720,454
Motor vehicles	380,985	358,470
Furniture, fixtures and equipment	552,087	533,346
Foreign translation difference	336,854	255,096
	3,800,000	3,608,065
Less: accumulated depreciation	2,089,362	1,772,089
Less: foreign translation difference	188,850	125,428
Net book value	$1,521,788	$1,710,548

Depreciation expense for the quarterly ended September 30, 2010 and 2009 was $335,365 and $297,812.All the plant and equipment were attributed from the VIEs and Dalian Vitup Management and measured at historical basis.

5.

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	September 30, 2010	December 31, 2009

Accrued expenses	$26,013	$64,562
Salaries payable	-	95,068
Other tax payables	8,121	24,999

	$34,134	$184,629

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

Consolidated pre-tax income (loss) consists of the following:

	Nine month periods ended September 30,
	2010	2009
US operations	$(25,077)	$-
Foreign operations	493,989	217,090
	$468,912	$217,090

The Components of the provision for income taxes are as follows:

	Nine month periods ended September 30,
	2010	2009
Current:
Federal	$-	$-
Foreign	47,034	51,612
Deferred:
Federal	-	-
Foreign	-	-
Provision for income taxes	$47,034	$51,612

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of September 30, 2010 and 2009:

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of September 30, 2010 and 2009:

For the nine month period ended September 30, 2010	China				United States
	25%				34%				Total
		_		_		_		_
Pretax income (loss)	$493,989		-		$(25,077)		-		$468,912

Expected income tax expense (benefit)	123,497		25%		(8,526)		34%		114,971
Nontaxable income on clinical business	(9,277)		-2%		-		-		(9,277)
Prior year adjustment & other immaterial adjustment	(558)		0%		-		-		(558)
Effect from tax holiday	(66,628)		-13%		-		-		(66,628)
Change in valuation allowance on deferred tax asset from US tax benefit	-				8,526		-34%		8,526
Actual tax expense	$47,034		10%		$-		0%		$47,034

For the nine month period ended September 30, 2009	China				United States
	25%				34%				Total

Pretax income (loss)	$217,090		-		$-		-		$217,090

Expected income tax expense (benefit)	54,273	25%	-	-	54,273
Effect from different tax bases	(30,297)	-14%	-	-	(30,297)
Non-deductible items	15,506	7%	-	-	15,506
Prior year adjustment	19,135	9%	-	-	19,135
Non-taxable items	(7,005)	-3%	-	-	(7,005)
Change in valuation allowance on deferred tax asset from US tax benefit
Actual tax expense	$51,612	24%	$-	-	$51,612

Although the Company did not have any operating income in the U.S. for the nine month periods ended September 30, 2010 and 2009, respectively, it incurred various general & administrative expenses in the U.S. Accordingly, the Company’s U.S. operations have deferred taxes in the form of net operating losses (“NOLs”). However due to the uncertainty that some or all of the deferred tax assets will not be realized in the coming years, the Company recorded a full valuation allowance against its nominal deferred tax assets and thus had no deferred tax on a net basis for the nine month periods ended September 30, 2010 and 2009, respectively.

	September 30 2010	_	September 30, 2009

Total Deferred Tax Assets	$220,878		$177,957

Less : Valuation Allowance	220,878		177,957
Net Deferred Tax Asset	$-		$-

7.

NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. The following table sets forth the computation of basic and diluted net income per share for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010	2009
Basic and diluted net income per share calculation
Numerator:
Net income in computing basic net income per share	$421,878	$(22,837)

Denominator:
Weighted average ordinary shares outstanding	15,000,000	15,000,000

Basic and diluted net income per share	$0.0281	$(0.0015)

8.

RELATED PARTY TRANSACTION

(a)

Related party transaction

For the nine months ended September 30, 2010 and 2009, the Company paid rent charge of $41,004 and $38,780, to Mr. Shubin Wang, a major shareholder and director of the Company at the current market value in a normal course of business, for the following properties:

(i)

the healthcare facility center with a term of 15 years commencing from 2004 through 2019.

(ii)

the office premise with a term of 20 years commencing from 2006 through 2026.

(b)

Amounts due (to) from directors

As of December 31, 2009, the balance of $187,103 represented temporary advances from Mr. Shubin Wang and Ms. Feng Gu, the directors of the Company, which is unsecured and interest-free with no fixed terms of repayment. The balance was zero as of September 30, 2010.

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

The fund source for Dalian Vitup Management to lend to Mr. Shubin Wang and Ms. Feng Gu was initially loaned by Mr. Shubin Wang, one of the former shareholders of China Vitup (BVI). As of September 30, 2010 and December 31, 2009, the Company had a note payable of $1,194,369 and $1,194,369, respectively to Mr. Shubin Wang, the major shareholder of the Company.

9.

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Health Management Service and Chinese Medical Service. The Company, through its subsidiaries and VIEs, operates these segments in the PRC. Other than cash and cash equivalents of approximately $1,041 maintained in Hong Kong as of September 30, 2010, all the identifiable assets of the Company are located in the PRC during the year presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the quarterly ended September 30, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended September 30, 2010 and 2009:

	For the three month period ended September 30, 2010
	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$-	$107,942	$-	$107,942
- Service revenue	711,092	108,951	-	820,043

Total revenue, net	711,091	216,893	-	927,985
Cost of revenue	(214,586)	(145,112)	(45,441)	(405,139)

Gross profit (loss)	496,504	71,781	(45,441)	522,844
Depreciation	(47,098)	(4,348)	(38,462)	(89,908)
Net income (loss)	335,048	44,759	(143,534)	236,273
Expenditure for long-lived assets	$90,215	$46,613	$-	$136,828

	For the nine month period ended September 30, 2010
	Health management service	Chinese medical service	Corporate	Total
Revenue, net
- Product sale	$-	$176,366	$-	$176,366
- Service revenue	1,881,037	229,059	-	2,110,096
	1,881,036	405,425	-	2,286,461
Total revenue, net
Cost of revenue	(660,610)	(250,524)	(173,986)	(1,085,120)

Gross profit	1,220,427	298,160	(173,986)	1,344,602
Depreciation	(155,574)	(8,595)	(114,776)	(278,945)
Net income (loss)	756,421	92,124	(426,667)	421,878
Expenditure for long-lived assets	$143,236	$77,625	$-	$220,861

	For the three month period ended September 30, 2009
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$17,945	$-	$17,945
- Service revenue	528,367	17,548	-	545,915
Total revenue, net	528,367	35,493	-	563,860
Cost of revenue	(253,415)	(9,397)	-	(262,812)
Gross profit	274,952	26,096	-	301,048
Depreciation	18,293	82	7,752	26,127
Net income (loss)	80,279	(751)	(18,574)	60,954
Expenditure for long-lived assets	$325,230	$-	$-	$325,230

	For the nine month period ended September 30, 2009
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	46,593	-	46,593
- Service revenue	1,225,772	45,220	-	1,270,992
Total revenue, net	1,225,772	91,813	-	1,317,585
Cost of revenue	(681,590)	(23,338)	-	(704,928)
Gross profit	544,182	68,475	-	612,657
Depreciation	95,842	219	15,200	111,261
Net income (loss)	159,998	(4,444)	(178,391)	(22,837)
Expenditure for long-lived assets	$354,918	1,731	-	356,649

All of the Company’s revenues were derived from customers located in the PRC.

10.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s PRC subsidiaries and VIEs are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s PRC subsidiaries and VIE are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $72,101 and $53,236 for the nine month periods ended September 30, 2010 and 2009, respectively.

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

12.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers and vendors

For the quarterly ended September 30, 2010 and 2009, there are no customers and vendors who individually accounts for 10% or more of revenues and purchases, respectively. 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

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

13.

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company leases healthcare centers in Dalian City, the PRC under non-cancelable operating leases from a related party. Costs incurred for the healthcare center and office premise in Dalian City, the PRC under operating leases are recorded as rent expense of $38,097 and $38,780 for the nine month periods ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, future minimum rent payments due under several non-cancelable operating leases in the next five years are as follows:

Year ending September 30:
2011	$51,955
2012	51,955
2013	51,955
2014	51,955
2015	51,955
Thereafter	155,865
Total:	$415,640

(b)

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $64,250 of biochemical reagent in a term of 4 years from 2008 through 2011. For the nine month periods ended September 30, 2010 and 2009, the Company incurred $8,239 and $7,696, respectively.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2010.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended September 30, 2010 Compared to the Three Month Period Ended September 30, 2009.

Revenue

During the three month period ended September 30, 2010, the Company had revenue of $927,985, as compared to revenue of $563,860 during the three month period ended September 30, 2009, an increase of $364,125, or approximately 65%.

Of the $927,985 in revenue generated during the three month period ended September 30, 2010, the revenue generated from health management service during the three month period ended September 30, 2010 was $711,092 as compared to $528,367as of the same period of 2009, an increase of 35%. This increase was primarily attributable to the fact that we enhanced our promotional efforts for business relating to the provision of individual and member medical services which resulted in a significant increase of individual and member clients.

Of the $927,985 in revenue generated during the three month period ended September 30, 2010, the revenue generated from the Chinese medical services was $216,893, an increase of 511% as compared to the same period of 2009. This increase was primarily attributable to the facts that: (i) we employed persons with strong medical expertise, established a professional medical team, and expanded outpatient medical care, developed services oriented towards chronic disease treatment and management of diseases like hypertension, diabetes, and arteriosclerosis; and (ii) we experienced an increase of foreign customers, particularly foreigners living in Dalian.

The following charts illustrate the changes in our revenue generated by our health management service and Chinese medical service for the three month period ended September 30, 2010, as compared to the three month period ended September 30, 2009:

	Three Month Period Ended September 30
	2010	2009	% Change
Health management service revenue:
- Product sale	-	-	-
- Service revenue	$711,092	$528,367	35%

Total Health management service revenue:	$711,092	$528,367	35%

	Three Month Period Ended September 30
	2010	2009	% Change
Chinese medical service revenue:
- Product sale	$107,942	$17,945	502%
- Service revenue	$108,951	$17,548	521%

Total Chinese medical service revenue	$216,893	$35,493	511%

The Company has three major types of customers: i) Individuals and Members, ii) Enterprises including Governmental Agencies, and iii) General Treatment. Each customer type’s proportion of the total revenue generated by the Company for the three months ended September 30, 2010 was 29%, 48% and 23%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the three month periods ended September 30, 2010 and 2009:

	Three Month Periods Ended 2010 and 2009
Customer Type	2010 ($)	% of Total	2009 ($)	% of	Change	% Change
				Total
Individuals & Members	269,581	29%	98,608	17%	170,973	173%
Enterprises( including Government Agencies)	441,511	48%	430,123	76%	11,388	3%
General Treatment	216,893	23%	35,129	6%	181,764	517%
TOTAL	927,985	100%	563,860	100%	364,125	65%

As illustrated above, the Company’s operating revenue from Individuals & Members, Enterprises and General Treatment for the three month period ended September 30, 2010 increased by $170,973, $11,388 and $181,764, or approximately 173%, 3% and 517%, respectively as compared to the three month period ended September 30, 2009.

Cost of Revenues

During the three month period ended September 30, 2010, our cost of revenues was $405,139 as compared to costs of revenues of $262,812 for the three month period ended September 30, 2009, an increase/decrease of approximately 54%. The increase in cost of revenues for the three month period ended September 30, 2010 was primarily attributable to the growth of revenue that we experienced during the three month period ended September 30, 2010.

Operating Expenses

Our operating expenses for three month period ended September 30, 2010 were $268,039, as compared to $225,992 for the three month period ended September 30, 2009, an increase of approximately 19%.  This increase is primarily attributable to an increase in depreciation expenses. We divide our operating expenses into depreciation expenses, rental expenses, and general and administrative expenses all of which are discussed below.

Depreciation Expenses.  Depreciation expenses totaled $89,908 for the three month period ended September 30, 2010 as compared to $26,127 for the three-month period ended September 30, 2009, an increase of approximately 244%. This increase was primarily attributable to the facts that: (i) the fixed assets of the Company which increased from July 1, 2010 to September 30, 2010 are all made for depreciation , and as such resulted in an increase in depreciation expenses during the third quarter of 2010; and (ii) depreciation expense was disclosed under the cost of revenue and depreciation expense respectively during the third quarter of 2009, but during the third quarter of  2010 depreciation expense was totally disclosed under the cost of revenue which also led to the increase of depreciation expense.

Rental Expenses. Rental expenses totaled $22,973 for the three month period ended September 30, 2010 as compared to $12,930 for the three month period ended September 30, 2009, an increase of approximately 78%,

This increase was primarily attributable to the facts that: (i) the Company paid $8,900 for the new Renmin Road clinic, which accounts for 80% of the increase; and (ii) rental expense for Zhongshan clinic increased by $5,600 since January 1,2010 which also led to the increase of rental expense.

General and Administrative Expenses.  General and administrative expenses totaled $155,158 for the three month period ended September 30, 2010 as compared to $186,935 for the three month period ended September 30, 2009, a decrease of approximately 17%. The primary reason for this reduction is attributable to the fact that: (i) the Company successfully strengthened its control over its business expenses, resulting in a reduction in general and administrative expenses; and (ii) the Company reclassified the expense directly associated with the cost  from general and administrative expense to cost of revenue.

The following chart illustrates the changes in our operating expenses for the three month period ended September 30, 2010, as compared to the three month period ended September 30, 2009:

		Three Month Period ended September 30,
		2010		2009	% Change
Operating expenses:
Depreciation		$89,908		$26,127	244%
General and administrative		155,158		186,935	-17%
Rental expense		22,973		12,930	78%

Total operating expenses	$	________268,039	$	___225,992	____19%

Net Profit

We experienced a net profit of $236,273 for the three month period ended September 30, 2010 as compared to a net profit of $60,954 during the three month period ended September 30, 2009, an increase of approximately 288%.  The increase is primarily attributable to revenue increase and the effect of the Company’s efforts to minimize its business expenses.

Results of Operations for the Nine Month Period Ended September 30, 2010 Compared to the Nine Month Period Ended September 30, 2009.

Revenues

During the nine month period ended September 30, 2010, we had revenues of $2,286,461, as compared to revenues of $1,317,585 during the nine month period ended September 30, 2009, an increase of $968,876, or approximately 74%.

Of the $2,286,461 in revenue generated during the nine month period ended September 30, 2010, the revenues generated from health management service during the nine month period ended September 30, 2010 was $1,881,037 as compared to $1,225,772 as of the same period of 2009, an increase of 53%. This increase was primarily attributable to the fact that we enhanced our promotional efforts for business relating to the provision enterprise and individual medical services which resulted in a significant increase of enterprise and individual clients.

Of the $2,286,461 in revenue generated during the nine month period ended September 30, 2010, the revenues from Chinese medical services by outpatient healthcare segment was $405,425, an increase of 342% as compared to the same period of 2009. This increase/decrease was primarily attributable to: (i) we employed persons with strong medical expertise, established a professional medical team, and expanded outpatient medical care, developed the chronic disease treatment and management (disease like hypertension, diabetes, arteriosclerosis, etc.); and (ii) we experienced an increase of foreign customers, particularly foreigners living in Dalian.

The following charts illustrate the changes in our revenue generated by our health management service and Chinese medical service for the nine month period ended September 30, 2010, as compared to the nine month period ended September 30, 2009:

	Nine Month Period Ended September 30
	2010	2009	% Change
Health management service revenue:
- Product sale	-	-	-
- Service revenue	$1,881,037	$1,225,772	53%

Total Health management service revenue:	$1,881,037	$1,225,772	53%

	Nine Month Period Ended September 30
	2010	2009	% Change
Chinese medical service revenue:
- Product sale	$176,366	$46,593	279%
- Service revenue	$229,059	$45,220	407%

Total Chinese medical service revenue:	$405,425	$91,813	342%

The Company has three major types of customers: i) Individuals and Members, ii) Enterprises including Governmental Agencies, and iii) General Treatment. Each customer type’s proportion of the total revenue generated by the Company for the nine months ended September 30, 2010 was 26%, 56% and 18%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the nine month periods ended September 30, 2010 and 2009:

	Nine month Periods Ended 2010 and 2009
Customer Type	2010 ($)	% of Total	2009 ($)	% of Total	Change	% Change
Individuals & Members	591,806	26%	303,318	23%	288,488	95%
Enterprises( including Government Agencies)	1,289,231	56%	922,539	70%	366,692	40%
General Treatment	405,424	18%	91,728	7%	313,696	342%
TOTAL	2,286,461	100%	1,317,585	100%	968,876	74%

As illustrated above, the Company’s operating revenue from Individuals & Members, Enterprises and General

Treatment for the nine month period ended September 30, 2010 increased by $288,488, $366,692 and $313,696, or approximately 95%, 40% and 342%, respectively, as compared to the nine month period ended September 30, 2009.

Cost of Revenues

During the nine month period ended September 30, 2010, our cost of revenues was $1,085,120 as compared to costs of revenues of $704,928 for the nine month period ended September 30, 2009, an increase of approximately 54%. The increase in costs of revenues for the nine month period was primarily attributable to the growth of revenue that we experienced during the nine month period ended September 30, 2010.

Operating Expenses

Our operating expenses for the nine month period ended September 30, 2010 were $704,362, as compared to $584,338 for the nine month period ended September 30, 2009, an increase of approximately 21%.  This increase is primarily attributable to an increase in depreciation expenses. Our operating expenses are divided into depreciation expenses, rental expenses, and general and administrative expenses all of which are discussed below.

Depreciation Expenses.  Depreciation expenses totaled $278,945 for the nine month period ended September 30, 2010 as compared to $111,261 for the nine month period ended September 30, 2009, an increase of approximately 151%.  This increase was primarily attributable to the facts that: (i) the fixed assets of the Company which increased from January 1, 2010 to September 30, 2010 are all made for depreciation , and as such resulted in an increase in depreciation expenses during the first three quarters of 2010; and (ii) depreciation expense was disclosed under the cost of revenue and depreciation expense respectively during the first three quarters of 2009, but during the first three quarters of  2010 depreciation expense was totally disclosed under the cost of revenue.

Rental Expenses. Rental expenses totaled $49,904 for the nine month period ended September 30, 2010 as compared to $38,780 for the nine month period ended September 30, 2009, an increase of approximately 29%,

This increase was primarily attributable to the facts that: (i) the Company paid $8,900 for the new Renmin Road clinic, which accounts for 80% of the increase; and (ii) rental expense for Zhongshan clinic increased by $5,600 since January 1,2010 which also led to the increase of rental expense.

General and Administrative Expenses.  General and administrative expenses totaled $375,513 for the nine month period ended September 30, 2010 as compared to $434,297 for the nine month period ended September 30, 2009, a decrease of approximately 14%. The primary reason for this reduction is attributable to the fact that: (i) the Company successfully strengthened its control over its business expenses, resulting in a reduction in general and administrative expenses; and (ii) the Company reclassified the expense directly associated with the cost  from general and administrative expense to cost of revenue.

The following chart illustrates the changes in our operating expenses for the nine month period ended September 30, 2010, as compared to the nine month period ended September 30, 2009:

	Nine month Period Ended September, 30
	2010	2009	% Change
Operating expenses:
Depreciation	$278,945	$111,261	151%
Rental expense	$49,904	$38,780	29%
General and administrative	$375,513	$434,297	-14%

Total operating expenses	$704,362	$584,338	21%

Income Tax Expenses

For the nine month period ended September 30, 2010 the Company experienced a income tax expenses of $47,034 as compared to income tax expenses of $51,612 for the nine month period ended September 30, 2009, a decrease of $4,578, or approximately 9%.  The chart below identifies the changes in income tax expenses:

For the nine month period ended September 30, 2010	China				United States
	25%				34%				Total
		_		_		_		_
Pretax income (loss)	493,989		-		(25,077)		-		468,912

Expected income tax expense (benefit)	123,497		25%		(8,526)		34%		114,971
Nontaxable income on clinical business	(9,277)		-2%		-		-		(9,277)
Prior year adjustment & other immaterial adjustment	(558)		0%		-		-		(558)
Effect from tax holiday	(66,628)		-13%		-		-		(66,628)
Change in valuation allowance on deferred tax asset from US tax benefit	-				8,526		-34%		8,526
Actual tax expense	47,034		10%		-		0%		47,034

For the nine month period ended September 30, 2009	China				United States
	25%				34%				Total

Pretax income (loss)	217,090		-		-		-		217,090

Expected income tax expense (benefit)	54,273		25%		-		-		54,273
Effect from different tax bases	(30,297)		-14%		-		-		(30,297)
Non-deductible items	15,506		7%		-		-		15,506
Prior year adjustment	19,135		9%		-		-		19,135
Non-taxable items	(7,005)		-3%		-		-		(7,005)
Change in valuation allowance on deferred tax asset from US tax benefit
Actual tax expense	51,612		24%		-		-		51,612

Net Profit

We experienced a net profit of $421,878 for the nine month period ended September 30, 2010 as compared to a net loss of $22,837 during the nine month period ended September 30, 2009, an increase of approximately 1947%.  The increase is primarily attributable to the increase in revenue experienced by the Company during the nine month period ended September 30, 2010, and the effect of the Company’s efforts to minimize its business expenses.

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

Current Assets & Total Assets

As of September 30, 2010, our unaudited balance sheet reflects that we have total current assets of $1,100,745 as compared to total current assets of $857,252 at December 31, 2009, an increase of $243,493 or approximately 28%. As of September 30, 2010, our unaudited balance sheet reflects that we have total assets of $3,103,107, as compared to total assets of $2,914,993 at December 31, 2009, an increase of $188,114 or approximately 6%.  The increase in total current assets was primarily attributable to the fact that the Company experienced the changes in cash and cash equivalents, accounts receivable, and inventories.

Cash and Cash Equivalents.  As of September 30, 2010, our cash and cash equivalents were $233,188 as compared to $504,676 at December 31, 2009, a decrease of $271,488, or approximately 54%.  This decrease was primarily attributable to use of cash and cash equivalents for repayment of borrowings, expense payment and other cash expenditures.

Accounts Receivable.  As of September 30, 2010, our accounts receivable were $508,722 as compared to accounts receivable of $277,181 at December 31, 2009, an increase of $231,541, or approximately 84%.

Inventories.  As of September 30, 2010, we had inventories of $49,695 as compared to inventories of $4,332 as of September 30, 2009, an increase of $45,363, or approximately 1047%. The increase in inventories from 2010 to 2009 was attributable to the facts that due to the expansion of treatment programs offered by the Company and the increased patient visits experienced by the Company, we enhanced our inventories to ensure that the Company maintained sufficient western medicine, herbal medicine, and materials for laboratory use to match with the current business operations of the Company.

Total Current Liabilities and Total Liabilities

As of September 30, 2010, our unaudited balance sheet reflects that we have: i) total current liabilities of $351,988 as compared to total current liabilities of $640,701 at December 31, 2009, a decrease of approximately 45%; and ii) total liabilities of  $1,495,660 as compared to total liabilities of $1,784,373 at December 31, 2009. This decrease was primarily attributable to repayment of current liabilities, a decrease in accounts payables, and other payables and accounts payable to directors.

Cash Flow

	Nine month Period Ended September 30,
	2010	2009

Net cash provided by operating activities	$367,723	$(117,197)
Net cash used in investing activities	$(220,861)	$(845,239)
Net cash provided by (used in) financing activities	$(423,921)	$798,689
Cash Balance, Beginning of Period	$504,676	$395,156

Cash and cash equivalents, End of Period	$233,188	$231,845

Net Cash Provided by Operating Activities  Net cash provided by operating activities for the nine month period ended September 30, 2010 was $367,723, as compared to net cash provided by operating activities for the nine month period ended September 30, 2009 of $(117,197). This increase is primarily attributable to an increase experienced by the Company in net income.

Net Cash Used in Investing Activities Net cash used in our investing activities was $(220,861) for the nine month period ended September 30, 2010, as compared to net cash used in investing activities of $(845,239) for the nine month period ended September 30, 2009, a change of $624,378. The primary reason for the change in net cash used in investing activities for the nine month period ended September 30, 2010, as compared to the same period in 2009 was due to the fact that the Company bought less plant and equipment in 2010 as compared to 2009.

Net Cash Provided by Our Financing Activities Net cash provided by our financing activities was $(423,912) for the nine month period ended September 30, 2010, as compared to net cash provided by our financing activities of $798,689  for the nine month period ended September 30, 2009. The primary reason for the change in net cash provided by financing activities for the nine month period ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to the repayment of loans from directors.

Off-Balance Sheet Arrangement

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer, Director

Date:  November 15, 2010

By:  /S/ Chunxiang Li

Chunxiang Li, Chief Financial Officer,

Date:  November 15, 2010