Form 10-K
period 2010-12-31
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2011-04-15
CIK 1391426

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

CHINA VITUP HEALTH CARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-52489	45-0552679
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

108-1 Nanshan Road Zhongshan District Dalian, P.R.C.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $4,559.344.

As of March 29, 2010, the Company had 15,000,000 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS.

Overview

China Vitup Health Care Holdings, Inc., a Nevada corporation (hereinafter “China Vitup Nevada” or the “Registrant"), is a holding company which, through its wholly-owned subsidiaries and operating affiliates, is engaged in the business of providing healthcare services to customers in China.  Presently, the Registrant has an affiliate relationship with two medical clinics located in Dalian, China, through which it offers integrated healthcare services designed specifically to fit the needs of the Chinese population.  At the clinics in Dalian, the Registrant’s operating affiliates both monitor the health of its patients through regularly scheduled check-ups, and works to diagnose its patients’ different ailments and establish appropriate treatment procedures for such ailments.  Since the facilities in Dalian are primarily a preventative care facility, patients who require medical treatment which is more than preventative in nature are referred to hospitals and other health facilities.

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

PRC laws restrict foreign ownership of medical clinics and hospitals located in China.  As a result, the Registrant does not directly carry on any business operations.  To comply with PRC laws, the Registrant operates through a corporate structure consisting of subsidiaries, variable interest entities (“VIE”), and contractual arrangements.  A VIE is a term used by the U.S. Financial Accounting Standards Board to describe a legal business structure whose financial support comes from another corporation which exerts control over the VIE.  As noted above, all of the Registrant’s business operations are structured around subsidiaries, VIEs and contractual agreements.  Through these contractual agreements the Registrant is able to exert effective control over its PRC operating affiliates and receive all of the economic benefits derived from the business operations of its PRC operating affiliates.  In accordance with the specific contractual agreements, which are discussed below, the consolidated financial statements of the Registrant include all assets and liabilities and all revenues and expenses of our affiliate medical clinics located in Dalian, China.  The following diagram, which is discussed in detail below, illustrates the Registrant’s corporate structure and the contractual arrangements that allow the Registrant to exert effective control over its PRC operating affiliates and receive all of the economic benefits derived from the business operations of its PRC operating affiliates.

China Vitup Health Care Holdings, Inc.
(Nevada)
100%
China Vitup Healthcare Holdings, Inc.
(BVI)
Outside China
100%
Inside China
Dalian Vitup Management Holdings Co. Ltd.
(PRC)
(1) –(4)
Shubin Wang
Feng Gu
51%
49%
(5)
Dalian Vitup Healthcare Management Co., Ltd.
(PRC)
100%
100%
Dalian Vitup Healthcare Management Co., Ltd Renminlu Clinic
(PRC)
Dalian Vitup Healthcare Management Co., Ltd Nanshanlu Clinic
(PRC)
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

Wholly-Owned Subsidiaries

China Vitup Healthcare Holdings, Inc.

On November 15, 2006 the Registrant completed the closing under an Agreement for Share Exchange with China Vitup Healthcare Holdings, Inc., (“China Vitup BVI”) a British Virgin Islands corporation, and the shareholders (the “Shareholders”) of China Vitup BVI.  Under the terms of the Agreement for Share Exchange, the Registrant issued a total of 13,460,202 shares of its common stock in exchange for 50,000 shares of China Vitup BVI, representing 100% of the issued and outstanding common stock of China Vitup BVI (the “Share Exchange”). Upon completion of the Share Exchange, China Vitup BVI became a wholly owned subsidiary of the Registrant.   China Vitup BVI is a holding company that was established on June 29, 2006 to facilitate the operation of our affiliate medical clinics located in Dalian, China.

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

Due to PRC laws governing foreign ownership and investment in medical clinics in the PRC, Dalian Vitup Management does not directly own the entities in China through which the Registrant’s business operations are conducted.  Instead, Dalian Vitup Management controls those entities and their business operations through a series of exclusive contractual agreements which are more fully described below.  The contractual agreements are with the following variable interest entities and individuals: i) Dalian Vitup Healthcare Management Co., Ltd., (“Dalian Vitup Healthcare”) a limited liability company formed under the laws of the PRC on March 4, 2004; ii) Dalian Vitup Healthcare Management Co. Ltd.  Nanshanlu Clinic (fka Dalian Zhongshan Vitup Clinic), a business which was registered as a sole-proprietorship under the laws of the PRC on January 10, 2006; iii) Dalian Vitup Healthcare Management Co. Ltd. Renminlu Clinic, a business which was registered with the PRC in November 2010 (both the Dalian Vitup Healthcare Management Co. Ltd.  Nanshanlu Clinic and the Dalian Vitup Healthcare Management Co. Ltd Renminlu Clinic are collectively referred to as the “Dalian Vitup

Clinics”); and iv) Shubin Wang and Feng Gu, the sole shareholders of Dalian Vitup Healthcare.

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

Dalian Vitup Clinics

Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic

The Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic (fka Dalian Zhongshan Vitup Clinic) was originally established as a sole proprietorship that was registered under the laws of the PRC on January 10, 2006 with a registered capital of RMB 100,000 (approximately US $12,134), by ShuBin Wang, one of our directors and our majority shareholder; Shubin Wang was the sole proprietor and owner of the Dalian Vitup Clinic. In anticipation of becoming an affiliated entity with a publicly reporting company with the Securities and Exchange Commission, on or around April 1, 2006, Shubin Wang entered into a Shift Contract (the “Shift Contract”), discussed below, with Dalian Vitup Healthcare; the Shift Contract is one of the control agreements established to create our corporate structure.  On September 1, 2006, Shubin Wang, as the sole proprietor of the Dalian Vitup Clinic entered into various other contractual agreements, which, together with the Shift Contract, made the Dalian Vitup Clinic an operating affiliate of Dalian Vitup Management.  As discussed below, on December 30, 2010, Shubin Wang and Dalian Vitup Healthcare entered into a Quitclaim Deed of the Property of Dalian Zhonghan Vitup (“Quitclaim Deed”) pursuant to which Shubin Wang transferred all of the rights of property and interests of the Dalian Zhongshan Vitup Clinic to Dalian Vitup Healthcare, thereby terminating the Shift Contract and making Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic a wholly-owned subsidiary of Dalian Vitup Healthcare.  The Shift Contract, Quit Claim Deed and the other contractual agreements are discussed below.

Dalian Vitup Healthcare Management Co. Ltd. Renminlu Clinic

The Dalian Vitup Healthcare Management Co. Ltd. Renminlu Clinic was established with the PRC in November 2010 and is a wholly-owned subsidiary of Dalian Vitup Healthcare.

Contractual Agreements

As noted above, the Registrant does not directly carry on any business operations due to PRC laws and does not have a direct ownership interest in Dalian Vitup Healthcare or the Dalian Vitup Clinics through which business operations are conducted.  However, through a series of contractual arrangements entered into by its wholly-owned subsidiary, the Registrant is able to: i) exert effective control over its PRC operating affiliates; ii) receive all the economic benefits derived from the business operations of its PRC operating affiliates, which in turn flow to the Registrant; and iii) have an exclusive option to purchase all or part of the equity interests in Dalian Vitup Healthcare.

The specific contractual agreements that allow the Registrant to exert effective control over its operating affiliates and receive all the economic benefits of the business activities of Dalian Vitup Healthcare and the Dalian Vitup Clinic are as follows: 1) a Loan Agreement; 2) a Share Pledge Contract; 3) an Exclusive Option Contract; 4) a Proxy Agreement; 5) an Amended Consulting Agreement; 6) a Shift Contract; and 7) a Quit Claim Deed (collectively referred to as the “Control Agreements”).  The following is a summary of the Control Agreements:

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

Dalian Vitup Clinic’s Property Rights and Interests Shift Contract (the “Shift Contract”)

The Shift Contract dated April 1, 2006, is by and among ShuBin Wang and Dalian Vitup Healthcare.  Pursuant to the terms of the Shift Contract:

•

The parties agree and acknowledge that Dalian Vitup Healthcare is the beneficiary of all of titles of the property, rights and interests of The Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic (fka Dalian Zhongshan Vitup Clinic).

•

The parties agree and acknowledge that the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic shall be managed and controlled by Dalian Vitup Healthcare.

•

The parties agree and acknowledge that The Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic is not an independent entity and that its revenue and income shall be consolidated with the financial statements of Dalian Vitup Healthcare.

•

The Shift Contract is for an indefinite term and may only be revised or terminated upon the mutual consent of both parties to the Contract.

The Shift contract ensures that Dalian Vitup Healthcare is the beneficiary of all of the property, rights, and interests of the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic (fka Dalian Zhongshan Vitup Clinic), of which Shubin Wang is the sole owner.  Dalian Vitup Healthcare is relying upon the Shift Contract as the mechanism through which it will be entitled to control the operations of the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic and to receive all the economic benefits of the business operations of the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic.  We believe no proxy agreement or option agreement is necessary because ShuBin Wang, as sole owner of the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic, has “shifted” all the clinic’s property, rights and interests to Dalian Vitup Healthcare pursuant to the terms of the Shift Contract.  We believe no consulting agreement requiring payment of consulting fees is required because, in accordance with the terms of Shift Contract, the parties have acknowledged that Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic is not an independent entity and that its revenue and income are to be considered with Dalian Vitup Healthcare.  The other control agreements, discussed above, provide Dalian Vitup Management with control over Dalian Vitup Healthcare.

Ouitclaim Deed of the property of Dalian Zhongshan Vitup

On  December 30, 2010, ShuBin Wang and Dalian Vitup Healthcare executed a Quitclaim Deed of the Property of Dalian Zhonghan Vitup (“Quitclaim Deed”) pursuant to which Shubin Wang transferred all of the rights of property and interests  of the Dalian Zhongshan Vitup Clinic to Dalian Vitup Healthcare, thereby terminating the Shift Contract.  Pursuant to the Quitclaim Deed, Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic is now a wholly-owned subsidiary of Dalian Vitup Healthcare.

The foregoing description of the Control Agreements is qualified in its entirety by reference to the Loan Agreement, Share Pledge Contract, Exclusive Option Contract, and Proxy Agreement which were filed as Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Company’s Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and are herein incorporated by reference, and the Amended Consulting Agreement, and Shift Contract, which were filed as Exhibits  10.14 and 10.6, respectively, to the Company’s Amendment No. 1 on Form 10/A with the Securities and Exchange Commission on July 23, 2008 and are herein incorporated by reference, and the Quitclaim Deed which is filed as Exhibit 10.19 to this Form 10-KA and is herein incorporated by reference.

The Registrant believes that: (i) its corporate structure is in compliance with existing PRC Laws and regulations regarding foreign investment in the PRC medical industry; (ii) the contractual arrangements among Dalian Vitup Management, Dalian Vitup Healthcare, Dalian Vitup Clinics, ShuBin Wang and Feng Gu are valid, binding and enforceable and will not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations described herein are in compliance with existing PRC laws and regulations in all material respects.  However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations.  Accordingly, there can be no assurance that the PRC regulatory authorities will not in the future take a view that is contrary to the current opinion about the legality of our corporate structure.  Furthermore, if the PRC government finds the agreements that establish the structure for operating our medical services business do not comply with PRC government restrictions on foreign investment in medical institutes, we could be subject to penalties.

Business of Issuer

As noted above, the Registrant is not an operating business.  All of the business operations of the Registrant are conducted through its wholly-owned subsidiaries and its operating affiliates.  As used in this Form 10-K, unless otherwise specifically noted, from this point forward all references to the “Company,” “we,” “our” and “us” refer to the Registrant, and its wholly owned subsidiaries, China Vitup BVI and Dalian Vitup Management.   All references to “operating affiliate” unless otherwise specifically noted, collectively refers to Dalian Vitup Healthcare and the Dalian Vitup Clinics.

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

Currently, our operating affiliates offer integrated health management services designed specifically for the PRC population through its preventative care medical facility located in the city of Dalian, China.  The Company’s health services offered at its operating affiliates’ medical facilities include physical examinations, health management plans, and guidance for medical treatment. Our operating affiliate assists its patients in maintaining a healthy status by comprehensively monitoring, analyzing and evaluating the patients and by predicting various risk factors that affect the health and well being of its patients.  In many instances, the Dalian Vitup Clinics, as a primary checkup facilities, will refer its patients to specialized hospitals and health facilities throughout the world which are equipped to treat the   patient’s specific health problems and needs that have been identified through a comprehensive checkup and monitoring procedures.

Our operating affiliates’ primary technique for evaluating and monitoring the health of its patients is through the implementation of its four-dimensional checkup model (the “Model”).  The Model consists of a blend of standard western medical checkup procedures, psychological evaluations, traditional Chinese medical consultations, and life style evaluations. The western aspect of the Model utilizes standard western medical procedures to evaluate and monitor the health of patients, including, but not limited to, the following checkup procedures: tumor screening, blood testing, ultra sound examinations, ophthalmic inspection, and oral cavity checkups.  In addition to the western aspect of the Model, our operating affiliates perform comprehensive psychological tests on its patients to assist them in determining life orientation and career choices.  The traditional Chinese medical aspect of the Model focuses on the utilization of standard Chinese medical methods to evaluate a patient’s health. Standard Chinese medical methods focus on a medical approach of monitoring and palpating the patient’s body to diagnose potential health problems that a patient may have, as well as prescribing herbal medications to address any health problems that a patient is experiencing. The final component of the Model is the nutritional evaluation.  Our operating affiliates use various advanced technologies to analyze a patients’ body composition and ultimately establish nutritional programs geared towards the prevention of potential health problems.

Currently, the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic operates a 24,200 square foot medical clinic and pharmacy in Dalian, China, and a mobile medical clinic which is based out of the medical facility located in Dalian.  In conjunction with its medical facilities, our operating affiliate operates a 24 hour emergency medical hotline.  Through this service clients may call in for 24 hour assistance regarding any of their medical issues. Dalian Vitup Healthcare Management Co. Ltd. Renminlu Clinic operates a 1,800 square foot clinic in the Residences Building of the Dalian Shangri-La Hotel Co., Ltd. located in Dalian, China.  The Dalian Vitup Healthcare Management Co. Ltd. Renminlu Clinic primarily provides high quality healthcare services to foreigners who work and stay in China. The staff of the Dalian Vitup Healthcare Management Co. Ltd. Renminlu Clinic provides medical services in different languages including Chinese, English and Japanese.  Additionally, as noted above, our operating affiliates, Dalian Vitup Clinics, operate a referral program through which it refers our existing patients to domestic hospitals in the event they are in need of medical services which are not provided by the operating affiliate.

The Company has cooperative arrangements with several hospitals located throughout Beijing for the referral of patients who are in need of medical services which are not provided by the Company at its medical clinic.  In order to establish a cooperative relationship with a hospital, the Company executes a standard Cooperation Agreement which provides that: i) the hospital will provide high quality medical services to the Company’s clients; ii) the Company will provide all relevant medical information regarding the Company’s client to the hospital, which the hospital will keep confidential; and; iii) the Company will, based upon the fee-charging standard approved by the State, take responsibility for the payment of medical service expenses incurred by its client whom it referred to the hospital.  Each Cooperation Agreement is valid for a term of three years and may be extended through negotiation of the parties to the Cooperation Agreement.  The foregoing description of the Company’s standard Cooperation Agreement is qualified in its entirety by reference to the Cooperative Agreement which was filed as Exhibit 10.7 to the Company’s Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and is herein incorporated by reference.  In addition to the cooperative arrangement with hospitals located in China, the Company has cooperative arrangements with several international hospitals located in Japan for the referral of the Company’s patients.  The Company’s international referral program is another service that the Company, through its operating affiliates, Dalian Vitup Clinics, provides to its patients.  Through the referral program, the Dalian Vitup Clinics may refer patients to different international medical facilities to ensure that patients receive all necessary medical treatment.  The international referral program is not a material part of the Company’s business operations; rather, it is an additional service that the Company is able to provide through its operating affiliates to its patients to ensure that all of their medical needs are satisfied.

Additionally, our operating affiliates plan on developing referral based strategic alliances through close relationships with individuals in Japan, the United Kingdom, and Canada. These strategic alliances will be designed to assist the Company and its operating affiliate with the acquisition and importation of medical equipment and products.   The purpose of these alliances will be to facilitate our operating affiliates’ international patient referral program and promote the Company’s brand name to international businesses operating within the PRC.  Neither the Company nor its operating affiliates have rendered any referral services over the last two years.  We anticipate that the strategic alliances that we plan to enter into will facilitate the Company’s knowledge and understanding regarding current trends and advancements with medical equipment and products.   It is anticipated that the information garnered through these alliances with help influence the Company’s decision on what medical equipment and products it will seek to acquire and have delivered to its offices in China.  Furthermore in accessing what medical equipment and products to pursue, the Company will then take into consideration the domestic market and its customers’ needs. Moreover, if the Company’s customers have the need of medical treatment which can not be satisfied by domestic hospitals, or if the Company’s customers are abroad and need medical help, the Company anticipates utilizing strategic alliances to refer the customers to other hospitals located in foreign countries.

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

Enterprises

Our operating affiliates have established relationships with over thirty different business enterprises in China, both national and international.  These enterprises have enlisted the services of our operating affiliate to have it provide health checkups for the enterprises’ employees.  As we expand, we intend to solidify existing relationships between our customers and our operating affiliates, as well as establish new relationships, with other business enterprises in an effort to provide for the healthcare needs of business enterprises throughout China.

Government Agencies

A significant percentage of civil servants in China are required to have annual routine health checkups. Our operating affiliates have established relationships with various’ governmental agencies through which the agencies have agreed to designate our operating affiliate as the medical checkup institute to perform the annual exams on the respective agencies’ employees. The government agencies pay an annual fee for this service.  Our operating affiliates currently have approximately 40 governmental agencies that it works with.

Financial Agencies & Insurance Companies

Our operating affiliates cooperate with various financial agencies and life insurance companies to provide the standard health checkup the financial agencies’ employees and potential life insurance candidates must undergo.  The financial agencies and insurance companies pay all of the checkup expenses.  These expenses are paid on a case-by-case basis at the time the checkup is performed.

Members

Members are identified as patients who have enlisted the services of our operating affiliate to monitor their health for a prolonged period. The Members pay a flat fee which entitles the Members to access to our operating affiliates’ medical services for a prescribed period, including an annual check-up.  Our operating affiliate has identified Members as one of its most lucrative potential client bases.  As such, our operating affiliate intends to focus significant efforts in rapidly increasing the number of Members.

As of July 1, 2008 our operating affiliate, Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic (fka Dalian Zhongshan Vitup Clinic), began to offer the following types of membership packages: (1) The Gold Package – The Gold Package entitles the Member to medical services and health monitoring for a period of one year at an price of 100,000 RMB (approximately US $14,562); this package provides members with annual health check-ups and priority access to our operating affiliate’s facilities and medical staff over members who participate in the Silver Package discussed below; and (2) The Silver Package – The Silver Package entitles the Member to medical services and health monitoring for a period of one year at a price of 20,000 RMB (approximately US $2,912.00); this package provides members with annual health check-ups and access to our operating affiliates’ facilities and medical staff.  The major difference between each of the foregoing packages is the amount and frequency of medical services provided to the different types of members.  For example, under the Gold Package, a member is entitled to 4 personalized health checkups during the course of the year, while the member who subscribes to the Silver Package is entitled to 1 personalized health checkup during the year.  Additional differences are as follows: i) under the Gold Package a member is afforded 24 hour access to our operating affiliate’s consultation service and is entitled to 13 house visits by our operating affiliate’s physicians; ii) under the Silver Package a member is afforded access to our operating affiliate’s consultation service during business hours, and is entitled to 3 house visits by our operating affiliate’s physicians.  As noted above, the major difference between the two packages is the amount and frequency of medical services provided to the different types of members.

Individuals

Individuals are classified as patients who have come to the clinic for a one-time health checkup.  Our operating affiliates offer a variety of Individual Checkup Packages depending upon the Individual’s age. Currently, approximately 7,424 individuals have participated in a one-time checkup.

Percentage of Revenue Attributable to Each Customer Type for Fiscal Years Ended 2009 and 2010

For the fiscal period that ended December 31, 2009, the foregoing customers accounted for the following percentages of the Company’s revenue from its business operations conducted at its affiliate medical clinics located in Dalian: Individuals and Members – 38%; Enterprises – 56% and General Treatment – 6%.

For the fiscal period that ended December 31, 2010, the foregoing customers accounted for the following percentages of the Company’s revenue from its business operations conducted at its affiliate medical clinics located in Dalian: Individuals and Members – 22%; Enterprises – 58% and General Treatment – 20%.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the fiscal years ended 2010 and 2009.

	Fiscal Years Ended 2009 and 2010
Customer Type	2010 ($)	% of Total	2009 ($)	% of Total	Change	% Change
Individuals & Members	655,045	22%	907,013	38%	(251,968)	-28%
Enterprises (including Government Agencies)	1,808,143	58%	1,364,223	56%	443,920	33%
General Treatment	630,036	20%	139,807	6%	490,229	351%
TOTAL	3,093,224	100%	2,411,043	100%	682,181	28%

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

Medical Clinics

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

On June 10, 2010, Dalian Vitup Healthcare Management Co. Ltd. entered into a House Lease Agreement with Dalian Shangri-La hotel Co. Ltd. for the lease of Dalian Vitup Healthcare Management Co., Ltd. Renminlu Clinic’s operating place. Pursuant to the terms of the House Lease Agreement, Dalian Vitup Healthcare Management Co. Ltd. leased a portion of the property located at No. 66, Renmin Road, Zhongshan District, Dalian for a period of 3 years at an annual rental of RMB 420,000 (approximately US$62,131). Under the House Lease Agreement, Dalian Vitup Management Co. Ltd. is responsible for the payment of all taxes, expenses and other relevant charges arising from the occupation of the leased premises.

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

The following table sets forth the approximate high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim periods, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2009	HIGH	LOW
Quarter Ended March 31	$2.00	$0.50
Quarter Ended June 30	$2.00	$2.00
Quarter Ended September 30	$2.00	$0.015
Quarter Ended December 31	$1.00	$0.98
2010	HIGH	LOW
Quarter Ended March 31	$0.98	$0.98
Quarter Ended June 30	$1.30	$0.02
Quarter Ended September 30	$1.00	$0.56
Quarter Ended December 31	$2.00	$0.56

Holders

The Registrant currently has 15,000,000 shares of common stock issued and outstanding.  As of December 31, 2010, the Registrant’s stock was owned by approximately 40 holders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2010 or 2009.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Overview

China Vitup Health Care Holdings, Inc., a Nevada corporation is a holding company which, through its wholly-owned subsidiaries and operating affiliates, is engaged in the business of providing healthcare services to customers in China.  Presently, the Registrant has an affiliate relationship with a two medical clinics located in Dalian, China, through which it offers integrated healthcare services designed specifically to fit the needs of the Chinese population.  At the clinics in Dalian, the Registrant’s operating affiliate both monitors the health of its patients through regularly scheduled check-ups, and works to diagnose its patients’ different ailments and establish appropriate treatment procedures for such ailments.  Since the facilities in Dalian are primarily a preventative care facilities patients who require medical treatment which is more than preventative in nature are referred to hospitals and other health facilities.

Our operating affiliate offers integrated health management services designed specifically for the

PRC population through its preventative care medical facility located in the city of Dalian, China.  The health services offered at our operating affiliate’s medical facilities includes physical examinations, health management plans, and guidance for medical treatment. Our operating affiliate’s assists its patients in maintaining a healthy status by comprehensively monitoring, analyzing and evaluating the patients and by predicting various risk factors that affect the health and well being of its patients.  In many instances our operating affiliate, as primary checkup facilities, will refer its patients to specialized hospitals and health facilities throughout the world which are equipped to treat the Company’s patient’s specific health problems and needs that the Company has identified through its comprehensive checkup and monitoring procedures.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal years ended December 31, 2010 and 2009.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operations for the Fiscal Year Ended December 31, 2010 Compared to the Fiscal Year Ended December 31, 2009

Revenues

During the fiscal year ended December 31, 2010, the Company had total operating revenue in the amount of $3,093,224.  Of this $2,463,188 was directly attributable to revenue generated from the Company’s healthcare management service, and $630,036 was attributable to the Company’s Chinese medical service.

During the fiscal year ended December 31, 2009, the Company had total operating revenue in the amount of $2,411,043.  Of this $2,271,236 was directly attributable to revenue generated from the Company’s healthcare management service, and $139,807 was attributable to the Company’s Chinese medical service.

The increase in total operating revenue from 2009 to 2010 was primarily due to the increase in the number of enterprises customers and general treatment. The increase in enterprises customers was primarily attributable to promotional efforts from the Company’s marketing department. The increase in general treatment was primarily attributable to treatment service form the clinic.

 There are three major types of customers: Individuals and Members, Enterprises including Government Agencies, and General Treatment. For different type of customers, there is different unit price. Each type’s proportion of the total is 22%, 58%and 20%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the fiscal years ended December 31, 2010 and 2009:

	Fiscal Years Ended 2009 and 2010
Customer Type	2010 ($)	% of Total	2009 ($)	% of Total	Change	% Change
Individuals & Members	655,045	22%	907,013	38%	(251,968)	-28%
Enterprises (including Government Agencies)	1,808,143	58%	1,364,223	56%	443,920	33%
General Treatment	630,036	20%	139,807	6%	490,229	351%
TOTAL	3,093,224	100%	2,411,043	100%	682,181	28%

The Company’s operating revenue from Enterprises and General Treatment for the fiscal year ended December 31, 2010 increased by $443,920 and $490,229, or approximately 33% and 351%, respectively, as compared to the fiscal year ended December 31, 2009.

             The following chart illustrates the changes in our revenue generated by our health management service and Chinese medical service for the fiscal year ended December 31, 2010, as compared to the fiscal year ended December 31, 2009:

	Year ended December 31,
	2010	2009	% Change
Health management service revenue:
- Product sale	-	-	-
- Service revenue	$2,463,188	$2,271,236	8%

Total Health management service revenue:	$2,463,188	$2,271,236	8%

	Year ended December 31,
	2010	2009	% Change
Chinese medical service revenue:
- Product sale	$266,195	$58,317	356%
- Service revenue	$363,841	$81,490	346%

Total Chinese medical service revenue	$630,036	$139,807	351%

Cost of Revenue

The cost of revenue for the fiscal year ended December 31, 2010 was $1,877,186 as compared to $1,299,275 for the fiscal year ended December 31, 2009.  The increase in cost of revenue was attributable to several factors including an increase of approximately $319,683 in staff salaries and related employee expenses, an increase of approximately $174,642 in depreciation, an increase in the cost of medical consumables of approximately $117,550.

Operating Expenses

Our operating expenses for the fiscal year ended December 31, 2010 were $1,119,957.  Of this, $384,575 was allocated to depreciation, $649,225 was used in general and administrative expenses and $86,157 was used for rental expense.

Our operating expenses for the fiscal year ended December 31, 2009 were $982,763.  Of this, $153,773 was allocated to depreciation, $777,272 was used in general and administrative expenses, and $51,718 was used for rental expense.

The increase in our aggregate operating expenses from 2009 to 2010 was mainly due to the increase in depreciation expenses from $153,773 to $384,575 in 2010. The increase was primarily attributable to the increase in plant and equipment.

 The following chart illustrates the changes in our operating expenses for the fiscal year ended December 31, 2010, as compared to the fiscal year ended December 31, 2009:

	Year ended December 31,
	2010	2009	% Change
Operating expenses:
Depreciation	$384,575	$153,773	150%
Rental expense – related party	$86,157	$51,718	67%
General and administrative	$649,225	$777,272	-16%

Total operating expenses	$1,119,957	$982,763	14%

Net Income

Net loss for the fiscal year ended December 31, 2010 was $26,755 as compared to net income of $52,274 for the fiscal year ended December 31, 2009, a decrease of $79,029, or approximately 151%. The decrease in net income was attributable to the following reasons: i) cost of revenue increased by $577,911, or approximately 44%; ii) operating expenses increased by $137,194, or approximately 14%.

Income Tax Expense

The Company’s income tax expense for the fiscal year ended December 31, 2010 was $92,671, as compared to $77,483 for the fiscal year ended December 31, 2009.  The increase was mainly attributable to the change of tax policy in 2010.  The following chart illustrates the changes in our Income Tax Expense for the fiscal year ended December 31, 2010, as compared to the fiscal year ended December 31, 2009:

	Year ended December 31,
	2010	2009	% Change

Income tax expense	$92,671	$77,483	20%

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

Total Current Assets & Total Assets

As of December 31, 2010 our audited balance sheet reflects that we have: i) total current assets of $1,249,911, as compared to total current assets of $857,252 at December 31, 2009; and ii) total assets of $3,483,231 as of December 31, 2010 compared to total assets of $2,914,993 as of December 31, 2009, an increase of $568,238, or approximately 19%.  The increase in the Company’s total assets from December 31, 2009 to December 31, 2010 was primarily attributable to: i) changes in the Company’s cash and cash equivalents;  ii) an increase in accounts receivable; and iii) an increase in plant and equipment

Cash and Cash Equivalents. As of December 31, 2010, our balance sheet reflects that we have cash and cash equivalents of $609,397 as compared to $504,676 at December 31, 2009, an increase of $104,721, or approximately 21%. The increase in the Company’s cash and cash equivalents from December 31, 2009 to December 31, 2010 was primarily attributable to the receipt from customers.

Accounts Receivable: As of December 31, 2010, our balance sheet reflects that we have accounts receivable of $417,888 as compared to $277,181 at December 31, 2009, an increase of $140,707, or approximately 51%. The increase in the Company’s accounts receivable from December 31, 2009 to December 31, 2010 was primarily attributable to increase of enterprises customers.

Plant and Equipment. As of December 31, 2010, our balance sheet reflects that we have plant and equipment of $1,868,339 as compared to $1,710,548 at December 31, 2009, an increase of $157,791, or approximately 9%. The increase in the Company’s plant and equipment from December 31, 2009 to December 31, 2010 was attributable to the fact that the Company purchased additional equipment in 2010.

Total Current Liabilities

As of December 31, 2010, our audited balance sheet reflects that we have total current liabilities of $1,150,712, compared to total current liabilities of $640,701 at December 31, 2009, an increase of $510,011, or approximately 80%.  The increase in the Company’s total current liabilities from December

31, 2009 to December 31, 2010 was primarily attributable to an increase in account payable.  As of December 31, 2010, our audited balance sheet reflects that we have account payable of $641,836, as compared to $229,136 as of December 31, 2009.

Cash Flow

A summary of our cash flows for the fiscal year ended December 31, 2010 and 2009 is as follows:

Year Ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	2009

Net cash provided by operating activities	$1,058,087	$605,015
Net cash used in investing activities	$(659,270)	$(1,204,560)
Net cash provided by (used in) financing activities	$(315,046)	$707,444
Effect of exchange rate change on cash and cash equivalents	$20,950	$1,621
Net Change in Cash and Cash Equivalents	$104,722	$109,520

Cash and Cash Equivalents, Beginning of Year	$504,676	$395,156

Cash and Cash Equivalents End of Year	$609,397	$504,676

Net cash provided by our operating activities was $1,058,087 for the year ended December 31, 2010, as compared to net cash provided by our operating activities of $605,015 for the year ended December 31, 2009, an increase of $453,072, or approximately 75%.  The primary reason for the increase in net cash provided by operating activities is due to the increase of trade payable from $229,136 in 2009 to $641,836 in 2010.

Net cash used in our investing activities was $659,270 or the year ended December 31, 2010, as compared to net cash used in investing activities of $1,204,560 for the year ended December 31, 2009, a decrease of $545,290, or approximately 45%.  The primary reason for the change in net cash used in investing activities is due to the fact that the Company bought less plant and equipment in 2010 as compared to 2009.

Net cash used in our financing activities was $315,046 for the year ended December 31, 2010, as compared to net cash provided by our financing activities of $704,444 for the year ended December 31, 2009.  In 2009, the temporary advance from directors of the Company aggregated to $704,444. In 2010, the Company paid back $315,046 in total.

Changes in Operating Assets and Liabilities

Below are the major changes in operating assets and liabilities under cash flows from operating activities for the fiscal year ended December 31, 2010 and 2009:

Fiscal Years Ended December 31, 2010 and 2009

	Year ended December 31,
	2010	2009
Changes in operating assets and liabilities:
Accounts receivable	$(127,096)	$(177,651)
Prepayments, deposits and other receivables	$151,745	$283,526
Accounts payable	$394,043	$21,475

Prepayments, deposits and other receivables Our changes in prepayments, deposits and other receivables was $151,745 in 2010.  The change was primarily a result of repayment receipt from other receivables.

Accounts Payable During the fiscal year ended December 31, 2010, the changes in accounts payable was $394,043 in 2010.  This change was attributable to the fact that there was an increase in accounts payable due to unpaid medical consumables and assets.

Accounts Receivable As reflected on our statements of cash flow, our changes in accounts receivable was $(127,096) in 2010.  The change in accounts receivable was primarily attributable to the fact that more credit sales were generated during the last quarter of the year and meanwhile we intensified our efforts to collect outstanding accounts receivable during 2010.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Vitup Health Care Holdings, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of China Vitup Health Care Holdings, Inc. & Subsidiaries, Inc., as of December 31, 2010, and the related consolidated statements of operation, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Vitup Health Care Holdings, Inc. & Subsidiaries, as of December 31, 2010, and the related consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/  Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

April 15, 2011

HKCMCPA Company Limited
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
(Formerly ZYCPA Company Limited)
Certified Public Accountants

Hong Kong, China
March 31, 2010

9 FLOOR, CHINACHEM HOLLYWOOD CENTRE, 1-13 HOLLYWOOD ROAD, CENTRAL, HONG KONG
Tel: (852) 2573 2296 Fax: (852) 2384 2022 http://www.hkcmcpa.us

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	As Of
	December 31, 2010	_	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$609,397		$504,676
Accounts receivable, trade	417,888		277,181
Inventories	70,071		4,332
Amount due from related parties	116,412		-
Other receivables	36,143		71,063

Total current assets	1,249,911		857,252

Non current assets:
Plant and equipment, net	1,868,339		1,710,548
Due from related party	364,981		347,193

	2,233,320		2,057,741

TOTAL ASSETS	$3,483,231		$2,914,993

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Account payables	$641,836		$229,136
Deferred revenue	292,008		13,961
Amounts due to related parties	-		187,103
Income tax payable	46,404		25,872
Other payables and accrued liabilities	170,464		184,629

Total current liabilities	1,150,712		640,701

Long-term note payable, related parties	1,143,672		1,143,672

TOTAL LIABILITIES	2,294,384		1,784,373

COMMITMENTS & CONTINGENCY

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share, 10,000,000 share authorized, no shares issued	-		-
Common stock, par value $0.0001, 500,000,000 shares authorized, 15,000,000 issued and outstanding	1,500		1,500
Additional paid-in capital	167,481		167,481
Accumulated other comprehensive income	217,478		132,495
Statutory reserves	239,261		239,261
Equity of VIE	(97,012)		(97,012)
Retained earnings	660,139		686,895
Total stockholders’ equity	1,188,848		1,130,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,483,231		$2,914,993

The accompanying notes are an integral part of these financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Years Ended December 31,
	2010		2009

NET REVENUES	$3,093,224	_	$2,411,043

COST OF REVENUES	(1,877,186)		(1,299,275)

GROSS PROFIT	1,216,038		1,111,768

OPERATING EXPENSES:
Depreciation	384,575		153,773
Rental expense	86,157		51,718
General and administrative	649,225		777,272

TOTAL OPERATING EXPENSES	1,119,957		982,763

INCOME FROM OPERATIONS	96,081		129,005

OTHER (EXPENSES) INCOME:
Donation & other non-operating expense	(25,705)		-
Interest (expense) income	(4,460)		752

TOTAL OTHER (EXPENSES) INCOME	(30,165)		752

NET INCOME BEFORE INCOME TAX	65,916		129,757

Income tax expense	(92,671)		(77,483)

NET (LOSS) INCOME	(26,755)		52,274

Other comprehensive income
- Foreign currency translation adjustment	84,983		3,595

COMPREHENSIVE GAIN	$58,228		$55,869

Net (loss) gain per share - Basic and diluted	$(0.0018)		$0.0035

Weighted average shares outstanding - Basic and diluted	15,000,000		15,000,000

The accompanying notes are an integral part of these financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Years Ended December 31,
	2010	_	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,755)		$52,274
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation	460,950		408,862
Loss on disposal of plant and equipment	-		7,351
(Increase) in accounts receivable	(127,096)		(177,651)
(Increase) in inventories	(63,939)		(3,793)
Decrease in other receivables and prepayment	151,745		283,526
Increase in trade payables	394,051		21,475
Increase in income tax payable	19,077		6,428
Increase (decrease) in deferred revenue	270,592		(6,644)
(Decrease) increase in other payables and accrued liabilities	(20,538)		13,187
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,058,087		605,015

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(552,499)		(868,260)
Due from related party	(106,771)		(336,300)
NET CASH USED IN INVESTING ACTIVITIES	(659,270)		(1,204,560)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to) advance from directors	(315,046)		707,444

Foreign currency translation adjustment	20,950		1,621

NET INCREASE IN CASH AND CASH EQUIVALENTS	104,721		109,520

Cash & Cash Equivalent, Beginning of Year	504,676		395,156

Cash & Cash Equivalent, End of Year	$609,397		$504,676

Supplemental disclosures of cash flow information:

Cash paid for interest	$-		$-
Cash paid for income taxes	$73,595		$71,055

The accompanying notes are an integral part of these financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Statutory Reserve	Equity of VIE	Retained Earnings
	Number of Shares	Amount						TOTAL
Balance at December 31, 2008	15,000,000	$1,500	$167,481	$128,900	$202,636	$(97,012)	$671,246	$1,074,751

Foreign currency adjustment	-	-	-	3,595	-	-	-	3,595

Appropriation to statutory reserve	-	-	-	-	36,625	-	(36,625)	-

Net income for the year	-	-	-	-	-	-	52,274	52,274

Balance at December 31, 2009	15,000,000	1,500	167,481	132,495	239,261	(97,012)	686,895	1,130,620

Foreign currency adjustment	-	-	-	84,983	-	-	-	84,983

Net loss for the year	-	-	-	-	-	-	(26,755)	(26,755)

Balance at December 31, 2010	15,000,000	$1,500	$167,481	$217,478	$239,261	$(97,012)	$660,140	$1,188,848

The accompanying notes are an integral part of these financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

●

Principles of consolidation

The accompanying consolidated financial statements include the accounts of CVPH, its wholly-owned subsidiaries, China Vitup BVI, and Dalian Vitup Management and its variable interest entities, Dalian Vitup Healthcare and Dalian Vitup Clinics. All significant inter-company balances and transactions have been eliminated in consolidation.

Generally accepted accounting principles in the United States of America requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. Acquisitions of subsidiaries or variable interest entities are accounted for using the purchase method of accounting. The results of subsidiaries or variable interest entities acquired during the period are included in the consolidated income statements from the effective date of acquisition.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. At December 31, 2010 and December 31, 2009, the Company recorded accounts receivable at $417,888 and $277,181, respectively.

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

●

Impairment of long-lived assets

The Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of December 31, 2010 and 2009, respectively.

●

Revenue recognition

The Company recognizes its revenues, as the related services are rendered to the customer and are net of allowances and discounts, its related business taxes. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectible is reasonably assured. The Company, through its VIE’s, offer medical clinic services and health club services to its customers.

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

As a multiple element arrangement, total advanced payment is allocated to each element based on vendor-specific objective evidence of fair value for each element or using the residual method, when applicable. Vendor specific fair value (“VSOE”) is established based on the sales price when the same element is sold separately. If VSOE of the undelivered elements exists but VSOE for one or more delivered elements does not exist, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the advanced payment is recognized as revenue.

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet related performance or staffing criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the years ended December 31, 2010 and 2009, the Company has determined no reserve for these potential adjustments.

Revenues from the sales of medicines are recognized upon prescription. The Company records revenue, net of business tax, which is levied at 5% on the invoiced value of services. The business tax charged for the years ended December 31, 2010 and 2009 was $50,699 and $73,851, respectively.

●

Cost of revenues

Cost of revenue primarily includes purchase of raw materials, sub-contracting charges, depreciation on medical equipments and direct overhead.

●

Deferred revenue

Deferred revenue consists primarily of payments received in advance from customers.

●

Income tax

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

●

Comprehensive income

Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●

Net income per share

Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of December 31, 2010 and 2009, respectively.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

●

Fair value measurement

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

●

Financial instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, and notes payable (related party).  The carrying values of cash, accounts receivable, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

●

Recent accounting pronouncements

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”), The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

3.

PLANT AND EQUIPMENT, NET

Plant and equipment consist of the followings:

	December 31, 2010	December 31, 2009

Leasehold improvements	$862,145	$800,368
Medical equipments	2,358,684	1,850,151
Motor vehicles	425,850	388,019
Furniture, fixtures and equipment	662,819	569,526
	4,309,498	3,608,065
Less: accumulated depreciation	2,441,159	1,897,517
Net book value	$1,868,339	$1,710,548

Depreciation expense for the years ended December 31, 2010 and 2009 was $460,950 and $408,862. Of this amount, $76,375 and $144,039 are included in cost of revenues in the consolidated statement of operations.

4.

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	December 31, 2010	December 31, 2009

Accrued expenses	$5,108	$64,562
Salaries payable	159,202	95,068
Other tax payables	6,154	24,999

	$170,464	$184,629

5.

INCOME TAXES

Beginning January 1, 2008, in the People's Republic of China (PRC) the new Enterprise Income Tax (“EIT”) law replaced the then existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate then applicable to both DES and FIEs. The two years tax exemption and three years 50% tax reduction tax holiday for production-oriented FIEs was eliminated.

Consolidated pre-tax income (loss) consists of the following:

	Years ended December 31,
	2010	2009
US operations	$(39,110)	$-
Foreign operations	105,026	129,757
	$65,916	$129,757

The Components of the provision for income taxes are as follows:

	Years ended December 31,
	2010	2009
Current:
Federal	$-	$-
Foreign	92,671	77,483
Deferred:
Federal
Foreign
Provision for income taxes	$92,671	$77,483

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of December 31, 2010 and 2009:

For the Years ended December 31, 2010	China				United States
	25%			34%			Total
		_		_		_	_
Pretax income (loss)	$105,026				$(39,110)			$65,916

Expected income tax expense (benefit)	26,256		25%		(13,297)	34%		12,959
Nontaxable income on clinical business	(7,302)		-7%		-	-		(7,302)
Prior year adjustment & other immaterial adjustment	3,175		3%		-	-		3,175
Effect from non deductable loss	70,541		67%		-	-		70,541
Change in valuation allowance on deferred tax asset from US tax benefit	-		-		13,297	-34%		13,297
Actual tax expense	$92,671		88%		$-	-		$92,671

For the Years ended December 31, 2009	China		United States
	25%		34%		Total

Pretax income (loss)	$454,247		$-		$454,247

Expected income tax expense (benefit)	113,561	25%	-	-	113,561
Nontaxable income on medical service	(4,090)	-	-	-	(4,090)
Prior year adjustment	19,140	4%	-	-	19,140
Effect from tax holiday	(51,128)	11%	-	-	(51,128)
Actual tax expense	$77,483	17%	$-	-	$77,483

Although the Company did not have any operating income in the U.S. for the twelve month periods ended December 31,2010 and 2009, respectively, it incurred various general & administrative expenses in the U.S. Accordingly, the Company’s U.S. operations have deferred taxes in the form of net operating losses (“NOLs”). However due to the uncertainty that some or all of the deferred tax assets will not be realized n the coming years, the Company recorded a full valuation allowance against its nominal deferred tax assets and thus had no deferred tax on a net basis for the years ended December 31,2010 and 2009, respectively.

	December 31, 2010	_	December 31, 2009

Total Deferred Tax Assets	$225,649		$212,352

Less : Valuation Allowance	225,649		212,352
Net Deferred Tax Asset	$-		$-

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

6.

RELATED PARTY TRANSACTION

(a)

Related party transaction

For the year ended December 31, 2010 and 2009, the Company paid rent charge of $87,015 and $51,718, to Mr. Shubin Wang, a major shareholder and director of the Company at the current market value in a normal course of business, for the following properties:

(i)

the healthcare facility center with a term of 15 years commencing from 2004 through 2019.

(ii)

the office premise with a term of 20 years commencing from 2006 through 2026.

(b)

Amounts due (to) from related parties

As of December 31, 2009, the balance of $187,103 represented temporary advances from Mr. Shubin Wang, Ms. Feng Gu, the directors of the Company, and their companies, which is unsecured and interest-free with no fixed terms of repayment. As of December 31, 2010, the Company recorded due from related parties amounting to $116,412, which is unsecured, interest free and due on demand.

The Company recorded long term due from related party at $364,981 and $347,193 as of December 31, 2010 and 2009, respectively. The Company purchased equipment on behalf of Shenyang Vitup, a clinic related to the Company through common shareholders. The equipment is pledged per se for this related party loan that is interest free.

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

The fund source for Dalian Vitup Management to lend to Mr. Shubin Wang and Ms. Feng Gu was initially loaned by Mr. Shubin Wang, one of the former shareholders of China Vitup (BVI). As of December 31, 2010 and December 31, 2009, the Company had a note payable of $1,143,672 and $1,143,672, respectively to Mr. Shubin Wang, the major shareholder of the Company.

7.

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Health Management Service and Chinese Medical Service. The Company, through its subsidiaries and VIEs, operates these segments in the PRC. Other than cash and cash equivalents of approximately $1,277 maintained in Hong Kong as of December 31, 2010, all the identifiable assets of the Company are located in the PRC during the year presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2010 and 2009:

	For the years ended December 31, 2010
	Health management service	Chinese medical service	Corporate		Total
Revenue, net
- Product sale	$-	$266,195		$-	$266,195
- Service revenue	2,463,188	363,841		-	2,827,029

Total revenue, net	2,463,188	630,036		-	3,093,224
Cost of revenue	(1,083,203)	(435,812)		(210,240)	(1,729,255)

Gross profit (loss)	1,379,985	194,224		(210,240)	1,363,970
Depreciation	216,625	13,636		154,314	384,575
Net income (loss)	461,501	103,333		(591,589)	(26,755)
Expenditure for long-lived assets	$579,625	$79,645	$		$659,270

	For the years ended December 31, 2009
	Health management service	Chinese medical service	Corporate	Total

Revenue, net
- Product sale	$-	$58,317	$-	$58,317
- Service revenue	2,271,236	81,490	-	2,352,726
Total revenue, net	2,271,236	139,807	-	2,411,043

Cost of revenue	(1,259,466)	(39,809)	-	(1,299,275)

Gross profit	1,011,770	99,998	-	1,111,768
Depreciation	138,135	498	15,140	153,773
Net income (loss)	384,757	5,842	(338,325)	52,274
Expenditure for long-lived assets	$830,456	$34,778	$3,026	$868,260

All of the Company’s revenues were derived from customers located in the PRC.

8.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s PRC subsidiaries and VIEs are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s PRC subsidiaries and VIE are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $112,733 and $79,171 for the years ended December 31, 2010 and 2009, respectively.

9.

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

For the years ended December 31, 2010, the Company made an appropriation of zero to the statutory reserve, as the Company’s China operation has a net loss in 2010. For the year ended December 31, 2009, the Company made an appropriation of $36,625 to the statutory reserve.

10.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers and vendors

For the years ended December 31, 2010 and 2009, there are no customers and vendors who individually accounts for 10% or more of revenues and purchases, respectively. 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

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

11.

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company leases healthcare centers in Dalian City, the PRC under non-cancelable operating leases from a related party. Costs incurred for the healthcare center and office premise in Dalian City, the PRC under operating leases are recorded as rent expense of $86,157 and $51,718 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, future minimum rent payments due under several non-cancelable operating leases in the next five years are as follows:

Year ending December 31:
2011	$51,955
2012	51,955
2013	51,955
2014	51,955
2015	51,955
Thereafter	155,865

(b)

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $64,250 of biochemical reagent in a term of 4 years from 2008 through 2011. For the years ended December 31, 2010 and 2009, the Company incurred $13,439 and $12,060, respectively.

13.

Reorganization

On December 31, 2010, Shubin Wang and Dalian Vitup Healthcare Management entered into a Quitclaim Deed of the Property of Dalian Zhonghan Vitup (“Quitclaim Deed”) pursuant to which Shubin Wang transferred at cost all of the rights of property and interests of the Dalian Zhongshan Vitup Clinic to Dalian Vitup Healthcare Management. Thereby, the Dalian Zhongshan Vitup Clinic, once a 100% consolidated VIE of the Company, became a wholly-owned division of Dalian Vitup Healthcare Management. The transaction was between the entities under common control and recorded at the cost value.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective.

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

Biographical Information

Mr. ShuBin Wang.  Mr. ShuBin Wang (“Mr. Wang”) has been the Chairman of the Board of Directors (the “Board”) of the Registrant since October 2006.  His primary responsibility is the general management of the Board.  In addition to serving on the Board, Mr. Wang also serves as: i) the Executive Director of the Registrant’s wholly-owned subsidiary, Dalian Vitup Management; ii) as the President and Director of the Registrant’s operating affiliate, Dalian Vitup Healthcare. Prior to beginning his tenure as the Chairman of the Board of the Registrant, Mr. Wang co-founded Dalian Vitup Healthcare in 2004.  Dalian Vitup Healthcare is the primary business operation of the Registrant.  In 1998, Mr. Wang founded a chain of Herbal Pharmacy stores located throughout China, which he actively managed until 2004.  From 1994 to 1998, Mr. Wang served as the manager of PACC (Pingan) Insurance, where he oversaw the company’s operations.    Mr. Wang holds a Master of Business Administration from the Dalian University of Science and Technology, located in Dalian City in the Liaoning Province of the PRC.

Ms. Feng Gu.  Ms. Feng Gu (“Ms. Gu”) has been the Chief Executive Officer (“CEO”) and a Director of the Registrant since October 2006.  In addition to serving in her various capacities for the Registrant, Feng Gu also serves as: i) the CEO of the Registrant’s wholly-owned subsidiary, Dalian Vitup Management; ii) as the CEO and Director of the Registrant’s operating affiliate, Dalian Vitup Healthcare. Prior to beginning her tenure as Chief Executive Officer of the registrant, Ms. Gu worked as an Inspector for the Dalian Provincial Government from 1994 to 2004.  Prior to holding that position, she served as an Inspector of the Jilin Provincial Government from 1986 to 1994.  Ms. Gu holds a Law Degree from the Chang Chun University.

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

Audit Committee Expert

The Company does not have an Audit Committee

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth executive compensation for fiscal years ended December 31, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Shubin Wang, Chief Executive Officer	2009 2010	-- _____	-- _____	-- _____	-- _____	-- _____	-- _____	-- _____	-- _____
Feng Gu, Chief Executive Officer	2009 2010	$26,312 $26,628	-- _____	-- _____	-- _____	-- _____	-- _____	-- _____	$26,312(1) $26,628 (1)
Chunxiang Li, Chief Financial Officer	2009 2010	-- _____	-- _____	-- _____	-- _____	-- _____	-- _____	-- _____	-- _____
Huang Jukun , Chief Medical Officer	2009 2010	$24,030 $26,,628	-- _____	-- _____	-- _____	-- _____	-- _____	-- _____	$24,030 $26,628

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

The following table sets forth the compensation of our directors for the fiscal year ended

December 31, 2010:

	Fees Earned			Non-Equity
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total

Shubin Wang	--	--	--	--	--	--	--
Feng Gu	$26,628	--	--	--	--	--	$26,628 (1)
Xun Yuan	--	--	--	--	--	--	--
Laifu Zhong	--	--	--	--	--	--	--
Mr. Liming Gong	--	--	--	--	--	--	--

(1)

These figures represent funds paid to Feng Gu for her services rendered as the CEO of the Registrant’s subsidiary, Dalian Vitup Management.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2010, the ownership of each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Meng Ying Wang No. 108-1 South Road, Zhongshan District, Dalian, P.R. China	1,880,000	12.53%

Security Ownership of Management

The following table sets forth, as of December 31, 2010, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As noted above, the Registrant does not directly carry on any business operations due to PRC laws and does not have a direct ownership interest in the Dalian Vitup Clinics through which business operations are conducted.  However, through a series of contractual arrangements entered into by its wholly-owned subsidiary, the Registrant is able to: i) exert effective control over its PRC operating affiliates; ii) receive all the economic benefits derived from the business operations of its PRC operating affiliates, which in turn flow to the Registrant; and iii) have an exclusive option to purchase all or part of the equity interests in Dalian Vitup Healthcare.

The specific contractual agreements that allow the Registrant to exert effective control over its operating affiliates and receive all the economic benefits of the business activities of Dalian Vitup Healthcare and the Dalian Vitup Clinic are as follows: 1) a Loan Agreement; 2) a Share Pledge Contract;

3) an Exclusive Option Contract; 4) a Proxy Agreement; 5) an Amended Consulting Agreement; 6) a Shift Contract; and 7) a Quit Claim Deed (collectively referred to as the “Control Agreements”).  The following is a summary of the Control Agreements:

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

Dalian Vitup Clinic’s Property Rights and Interests Shift Contract (the “Shift Contract”)

The Shift Contract dated April 1, 2006, is by and among ShuBin Wang and Dalian Vitup Healthcare.  Pursuant to the terms of the Shift Contract:

•

The parties agree and acknowledge that Dalian Vitup Healthcare is the beneficiary of all of titles of the property, rights and interests of The Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic (fka Dalian Zhongshan Vitup Clinic).

•

The parties agree and acknowledge that the The Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic shall be managed and controlled by Dalian Vitup Healthcare.

•

The parties agree and acknowledge that The Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic is not an independent entity and that its revenue and income shall be consolidated with the financial statements of Dalian Vitup Healthcare.

•

The Shift Contract is for an indefinite term and may only be revised or terminated upon the mutual consent of both parties to the Contract.

The Shift contract ensures that Dalian Vitup Healthcare is the beneficiary of all of the property, rights, and interests of the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic (fka Dalian

Zhongshan Vitup Clinic), of which Shubin Wang is the sole owner.  Dalian Vitup Healthcare is relying upon the Shift Contract as the mechanism through which it will be entitled to control the operations of the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic and to receive all the economic benefits of the business operations of the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic.  We believe no proxy agreement or option agreement is necessary because ShuBin Wang, as sole owner of the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic, has “shifted” all the clinic’s property, rights and interests to Dalian Vitup Healthcare pursuant to the terms of the Shift Contract.  We believe no consulting agreement requiring payment of consulting fees is required because, in accordance with the terms of Shift Contract, the parties have acknowledged that Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic is not an independent entity and that its revenue and income are to be considered with Dalian Vitup Healthcare.  The other control agreements, discussed above, provide Dalian Vitup Management with control over Dalian Vitup Healthcare.

Ouitclaim Deed of the property of Dalian Zhongshan Vitup

In November 2010, ShuBin Wang and Dalian Vitup Healthcare executed a Quitclaim Deed of the Property of Dalian Zhonghan Vitup (“Quitclaim Deed”) pursuant to which Shubin Wang transferred all of the rights of property and interests  of the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic to Dalian Vitup Healthcare, thereby terminating the Shift Contract.  Pursuant to the Quitclaim Deed, Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic is now a wholly-owned subsidiary of Dalian Vitup Healthcare.

The foregoing description of the Control Agreements is qualified in its entirety by reference to the Loan Agreement, Share Pledge Contract, Exclusive Option Contract, and Proxy Agreement which were filed as Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Company’s Form 10 filed with the Securities and Exchange Commission on May 1, 2008, and are herein incorporated by reference, and the Amended Consulting Agreement, and Shift Contract, which were filed as Exhibits  10.14 and 10.6, respectively, to the Company’s Amendment No. 1 on Form 10/A with the Securities and Exchange Commission on July 23, 2008 and are herein incorporated by reference, and the Quitclaim Deed which is filed as Exhibit 10.19 to this Form 10-KA and is herein incorporated by reference.

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

Temporary Advance From Directors For Operating Expenses

As of December 31, 2010, the Company had repaid a total of $315,046 for temporary advances for operating expenses from directors, Mr. ShuBin Wang and Ms. Feng Gu.  The amount advanced was unsecured and interest-free with no fixed terms of repayment.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Kabani& Company, INC (Kabanico). for audit of the Company's financial statements were $60,000 for the fiscal year ended December 31, 2010. The aggregate fees billed by HKCMCPA Company Limited (formerly known as ZYCPA Company Limited) for audit of the Company's financial statements were $48,000 for the fiscal year ended December 31, 2009

Audit Related Fees

(2)

Kabanico did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended December 31, 2010. HKCMCPA Company Limited (formerly known as ZYCPA Company Limited) did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended December 31, 2009.

Tax Fees

(3)

Kabanico did not bill the Company any amounts for tax compliance, advice and planning service during the fiscal year ended December 31, 2010, and 2009.

All Other Fees

 (4)

Kabanico did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2010 and 2009.

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

10.19	Quit Claim Deed of the Property of Dalian Zhongshan Vitup dated November 15, 2010, by and between ShuBin Wang and Dalian Vitup Healthcare Management Co., Ltd.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Vitup Health Care Holdings, Inc.

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer

Date: April 14, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer, Director

Date: April 15, 2011

By:  /S/ Chunxiang Li

Chunxiang Li, Chief Financial Officer, Principal Accounting Officer

Date: April 15, 2011

By:  /S/ Shubin Wang

Shubin Wang, Director

Date: April 15, 2011

By:  /S/ Xun Yuan

Xun Yuan, Director

Date: April 15, 2011

By:  /S/ Laifu Zhong

Laifu Zhong Director

Date: April 15, 2011

By:  /S/ Liming Gong

Liming Gong Director

Date: April 15, 2011