Form 10-Q
period 2011-03-31
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2011-05-16
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Not Applicable.

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

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of China Vitup Health Care Holdings, Inc. (the "Company" or the “Registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Unaudited)

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	As Of
	March 31, 2011	_	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$183,952		$609,397
Accounts receivable, trade	784,892		417,888
Inventories	81,667		70,071
Due from related parties	397,132		116,412
Other receivables	16,903		36,143
Total current assets	1,464,546		1,249,911

Non current assets:
Plant and equipment, net	1,760,562		1,868,339
Due from related party	350,694		364,981
Long term prepaid expense	16,006		-
Total non current assets	2,127,262		2,233,320
TOTAL ASSETS	$3,591,808		$3,483,231

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Account payables	$721,269		$641,836
Deferred revenue	385,315		292,008
Income tax payable	31,207		46,404
Other payables and accrued liabilities	127,850		170,464
Total current liabilities	1,264,641		1,150,712
Long-term note payable, related parties	1,143,672		1,143,672
TOTAL LIABILITIES	2,408,313		2,294,384

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share, 10,000,000 share authorized, no shares issued	-		-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 15,000,000 issued and outstanding	1,500		1,500
Additional paid-in capital	167,481		167,481
Accumulated other comprehensive income	203,160		217,478
Statutory reserves	242,667		239,261
Equity of VIE	(97,012)		(97,012)
Retained earnings	665,700		660,139
Total stockholders’ equity	1,183,496		1,188,847
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,591,809		$3,483,231

The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended March 31,
	2011		2010

NET REVENUES	$856,055	_	$497,751

COST OF REVENUES	(634,678)		(425,322)

GROSS PROFIT	221,377		72,429

OPERATING EXPENSES:
Depreciation	28,114		27,457
Rental expense - relate party	14,452		10,164
General and administrative	122,259		82,608

TOTAL OPERATING EXPENSES	164,825		120,229

INCOME (LOSS) FROM OPERATIONS	56,552		(47,800)

OTHER (EXPENSES) INCOME:
Donation & other non-operating expense	(15,197)		-
Interest (expense) income	(1,279)		1,768

TOTAL OTHER (EXPENSES) INCOME	(16,476)		1,768

NET INCOME (LOSS) BEFORE INCOME TAX	40,077		(46,032)

Income tax expense	(31,111)		(11,082)

NET INCOME (LOSS)	8,966		(57,114)

Other comprehensive income
- Foreign currency translation adjustment	(14,318)		364

COMPREHENSIVE LOSS	$(5,352)		$(56,750)

Net income (loss) per share - basic and diluted	$0.001		$(0.004)

Weighted average shares outstanding - Basic and diluted	15,000,000		15,000,000

The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
	Three Months Ended March 31,
	2011	_	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,966		$(57,114)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	133,856		112,805
(Increase) decrease in accounts receivable	(363,909)		107,453
(Increase) in inventories	(11,231)		(3,291)
Decrease in other receivables and prepayment	5,958		11,845
Increase (decrease) in trade payables	76,119		(5,584)
Decrease in income tax payable	(15,368)		(14,795)
Increase in deferred revenue	90,651		14,842
Decrease in other payables and accrued liabilities	(69,445)		(93,386)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(144,403)		72,775

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(17,638)		(48,820)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to) advance from related parties	(265,002)		53,423

Foreign currency translation adjustment	1,598		77
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(425,445)		77,455

Cash & Cash Equivalent, Beginning of Year	609,397		504,676

Cash & Cash Equivalent, End of Year	$183,952		$582,131

Supplemental disclosures of cash flow information:

Cash paid for interest	$-		$-
Cash paid for income taxes	$46,479		$25,872

The accompanying notes are an integral part of these unaudited financial statements.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. At March 31, 2011 and December 31, 2010, the Company recorded accounts receivable at $784,892 and $417,888, respectively.

●

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (“FIFO”) method for all inventories. Inventories mainly consist of medicines, medical devices and consumables purchased from third parties.

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

●

Impairment of long-lived assets

The Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2011 and December 31, 2010, respectively.

●

Revenue recognition

The Company recognizes its revenues, as the related services are rendered to the customer and are net of allowances and discounts, its related business taxes. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectible is reasonably assured. The Company, through its VIE, offers medical clinic services and health club services to its customers.

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

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet related performance or staffing criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the three months ended March 31, 2011 and 2010, respectively, the Company has determined no reserve for these potential adjustments.

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

●

Net income per share

Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of March 31, 2011 and 2010, respectively.

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

3.

PLANT AND EQUIPMENT, NET

Plant and equipment consist of the followings:

	March 31, 2011	December 31, 2010

Leasehold improvements	$866,206	$862,145
Medical equipments	2,378,672	2,358,684
Motor vehicles	427,856	425,850
Furniture, fixtures and equipment	674,756	662,819
	4,347,490	4,309,498
Less: accumulated depreciation	2,586,928	2,441,159
Net book value	$1,760,562	$1,868,339

Depreciation expense for the three months ended March 31, 2011 and 2010 was $133,856 and $112,805, respectively. Out of which, $105,742 and $85,348 were recorded as cost of revenues in the consolidated statement of operations.

4.

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	March 31, 2011	December 31, 2010

Accrued expenses	$41,822	$5,108
Salaries payable	72,111	159,202
Other tax payables	13,917	6,154

	$127,850	$170,464

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

Income tax expense for the three months ended March 31, 2011 and 2010 represents PRC current income taxes. From its Chinese operation, the Company recorded income before income taxes up to $40,077 for the three months ended March 31, 2011, and recorded loss before income taxes up to $46,032 for the three months ended March 31, 2010. Income taxes expenses amounted to $31,111 and $11,082 for the three months ended March 31, 2011 and 2010, respectively.

Reconciliation between the statutory PRC EIT rate of 25% and the effective tax rate is as follows:

For the Three Months Ended March 31, 2011	China				United States
	25%			34%			Total
		_		_		_	_
Pretax income (loss)	$65,175				$(25,098)			$40,077

Expected income tax expense (benefit)	16,294		25%		(8,533)	34%		7,760
Prior year adjustment & other immaterial adjustment	(208)		0%		-			(208)
Effect from tax holiday and special tax treatment	15,025		23%					15,025
Change in valuation allowance on deferred tax asset from US tax benefit	-		-		8,533	-34%		8,533
Actual tax expense	$31,111		48%		$-			$31,111

For the Three Months Ended March 31, 2010	China		United States
	25%		34%		Total

Pretax income (loss)	$(46,032)	-	$-	-	$(46,032)
Add: operating income not included in tax base	62,933	-	-	-	62,933
Income (loss) subject to PRC income tax	16,901	-	-	-	16,901
Income tax expense at statutory tax rate	4,225	25%	-	-	4,225
Effect from tax holiday and special tax treatment	6,857	41%	-	-	6,857
Actual tax expense	$11,082	66%	$-	-	$11,082

Although the Company did not have any operating income in the U.S. for the three months ended March 31, 2011 and 2010, respectively, it incurred various general & administrative expenses in the U.S. Accordingly, the Company’s U.S. operations have deferred taxes in the form of net operating losses (“NOLs”). However due to the uncertainty that some or all of the deferred tax assets will not be realized n the coming years, the

Company recorded a full valuation allowance against its nominal deferred tax assets and thus had no deferred tax on a net basis for the three months ended March 31,2011 and 2010, respectively.

|

	March 31, 2011	_	December 31, 2010

Total Deferred Tax Assets	$234,182		$225,649

Less : Valuation Allowance	234,182		225,649
Net Deferred Tax Asset	$-		$-

For the three months ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

6.

RELATED PARTY TRANSACTION

(a)

Related party transaction

For the three months ended March 31, 2011 and 2010, respectively, the Company paid rent charge of zero and $10,164, to Mr. Shubin Wang, a major shareholder and director of the Company at the current market value in a normal course of business, for the following properties:

(i)

the healthcare facility center with a term of 15 years commencing from 2004 through 2019.

(ii)

the office premise with a term of 20 years commencing from 2006 through 2026.

(b)

Due from related parties

As of March 31, 2011 and December 31, 2010, the Company recorded due from Mr. Shubin Wang, Ms. Feng Gu, the directors of the Company, and their companies, as due from related parties amounting to $397,132 and $116,412, respectively, which is unsecured, interest free and due on demand.

The Company recorded long term due from related party at $350,694 and $364,981 as of March 31, 2011 and December 31, 2010, respectively. The Company purchased equipment on behalf of Shenyang Vitup, a clinic related to the Company through common shareholders. The equipment is pledged per se for this related party loan that is interest free.

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

The fund source for Dalian Vitup Management to lend to Mr. Shubin Wang and Ms. Feng Gu was initially loaned by Mr. Shubin Wang, one of the former shareholders of China Vitup (BVI). As of March 31, 2011 and December 31, 2010, the Company had a note payable of $1,143,672 and $1,143,672, respectively, to Mr. Shubin Wang, the major shareholder of the Company.

7.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s PRC subsidiaries and VIEs are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s PRC subsidiaries and VIE are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $41,448 and $23,008 for the three months ended March 31, 2011 and 2010, respectively.

8.

STATUTORY RESERVES

Under the PRC Law, the Company’s subsidiary and VIE in the PRC are required to make appropriation to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The Company appropriated $3,406 and zero to satisfy the requirement for the three months ended March 31, 2011 and 2010, respectively.

9.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers and vendors

For the three months ended March 31, 2011 and 2010, there are no customers and vendors who individually accounts for 10% or more of revenues and purchases, respectively. 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

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

10.

COMMITMENTS

(a)

Operating lease commitments

The Company leases healthcare centers in Dalian City, the PRC under non-cancelable operating leases from a related party. Costs incurred for the healthcare center and office premise in Dalian City, the PRC under operating leases are recorded as rent expense of $14,452and $10,164 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, future minimum rent payments due under several non-cancelable operating leases in the next five years are as follow:

Year ending December 31:
2012	$57,987
2013	57,987
2014	57,987
2014	57,987
2015	57,987
Thereafter	115,974

(b)

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $64,250 of biochemical reagent in a term of 4 years from 2008 through 2011. For the three months ended march 31, 2011 and 2010, the Company incurred $3,267 and $1,422, respectively.

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

Currently, our operating affiliates offer integrated health management services designed specifically for the PRC population through its preventative care medical facility located in the city of Dalian, China.  The Company’s health services offered at its operating affiliates’ medical facilities include physical examinations, health management plans, and guidance for medical treatment. Our operating affiliates assist their patients in maintaining a healthy status by comprehensively monitoring, analyzing and evaluating the patients and by predicting various risk factors that affect the health and well being of its patients.  In many instances, the Dalian Vitup Clinics, as a primary checkup facilities, will refer its patients to specialized hospitals and health facilities throughout the world which are equipped to treat the   patient’s specific health problems and needs that have been identified through a comprehensive checkup and monitoring procedures.

PRC laws restrict foreign ownership of medical clinics and hospitals located in China.  As a result, the Registrant does not directly carry on any business operations.  To comply with PRC laws, the Registrant operates through a corporate structure consisting of subsidiaries, variable interest entities (“VIE”), and contractual arrangements.  A VIE is a term used by the U.S. Financial Accounting Standards Board to describe a legal business structure whose financial support comes from another corporation which exerts control over the VIE.  As noted above, all of the Registrant’s business operations are structured around subsidiaries, VIEs and contractual agreements.  Through these contractual agreements the Registrant is able to exert effective control over its PRC operating affiliates and receive all of the economic benefits derived from the business operations of its PRC operating affiliates.  In accordance with the specific contractual agreements, the consolidated financial statements of the Registrant include all assets and liabilities and all revenues and expenses of our operating affiliates, the Dalian Vitup Healthcare Management Co. Ltd. Nanshanlu Clinic and the Dalian Vitup Healthcare Management Co. Ltd. Renminlu Clinic, both located in Dalian, China.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended March 31, 2011.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended March 31, 2011 Compared to the Three Month Period Ended March 31, 2010.

Revenue

During the three months ended March 31, 2011 the Company had revenue of $856,055, as compared to revenue of $497,751 during the three months ended March 31, 2010, an increase of $358,304, or approximately 72%.

Of the $856,055 in revenue generated during the three months ended March 31, 2011, the revenue generated from health management service was $ 690,186 as compared to $425, 686 as of the same period of 2010, an increase of 62%. This increase was primarily attributable to the fact that: (i) we enhanced our promotional efforts for business relating to the provision of enterprise healthcare services; and (ii) we established additional customers in the first quarter of 2011 which resulted in an increase of enterprise clients, which in turn enhanced the Company’s revenue.

Of the $856,055in revenue generated during the three months ended March 31, 2011, the revenue generated from the general treatment services was $165,869, an increase of 130% as compared to the same period of 2010. This increase was primarily attributable to the facts that: (i) we employed persons with strong medical expertise, established a professional medical team, and expanded outpatient medical care, developed chronic disease treatment and management (diseases like hypertension, diabetes, arteriosclerosis); and (ii) we experienced a large increase of foreign customers, particularly foreigners living in Dalian.

The following charts illustrate the changes in our revenue generated by our health management service and general treatment service during the three months ended 2011, as compared to the same period of 2010:

	Three Month Period Ended March 31,
	2011	2010	% Change
Health management service revenue
- Product sale	-	-	-
- Service revenue	$690,186	$425,686	62%

Total Health management service revenue	$690,186	$425,686	62%

	Three Month Period End March 31,
	2011	2010	% Change
General treatment revenue:
- Product sale	$43,867	$16,160	171%
- Service revenue	$122,002	$55,905	118%

Total General treatment service revenue	$165,869	$72,065	130%

The Company has three major types of customers: (i) Individuals and Members, (ii) Enterprises including Governmental Agencies, and (iii) General Treatment. Each customer type’s proportion of the total revenue generated by the Company for the three months ended March 31, 2011 was 15%, 66% and 19%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the three months ended March 31, 2011 and 2010

	Three Months Period Ended March 31,
Customer Type	2011 ($)	% of Total	2010 ($)	% of Total	Change	% Change
Individuals & Members	125,867	15%	228,413	46%	(102,546)	-45%
Enterprises (including Government Agencies)	564,319	66%	197,273	40%	367,046	186%
General Treatment	165,869	19%	72,065	14%	93,804	130%
TOTAL	856,055	100%	497,751	100%	358,304	72%

As illustrated above, the Company’s operating revenue from Individuals & Members, Enterprises and General Treatment for the three months ended March 31, 2011 increased by $(102,546), $367,046 and $93,804, or approximately -45%, 186% and 130%, respectively as compared to the same period of  2010.

Cost of Revenues

During the three months ended March 31, 2011, our cost of revenues was $634,678 as compared to costs of revenues of $425,322 for the same period of 2010, an increase of $209,356 of approximately 49%. The increase in cost of revenues for the three months ended March 31, 2011 was primarily attributable to,(i) inspection expense increased by $94,752 due to the Company’s increase in its number of clients which led to the increase of the inspection items; (ii) the salary and related expense increased by $51,579 as the Company employed high ranking medical and administrative staff and the wages of the doctors and nurses were increased; and (iii) the medical consumption increased by $31,634 as a result of the increase of number of the Company’s clients.

Operating Expenses

Our operating expenses for three months ended March 31, 2011 were $164,825, as compared to $120,229 for the three months ended March 31, 2010, an increase of $44,596 by approximately 37%.  This increase was primarily attributable to an increase in general and administrative expenses. The increase of general and administrative expenses was primarily attributable to an increase in travel expense and audit expense.

The following chart illustrates the changes in our operating expenses for the three months ended March 31, 2011, as compared to the same period of 2010:

	Three Months Period Ended March 31,
	2011	2010	% Change
Operating expenses:
Depreciation	$28,114	$27,457	2%
Rental expense – related party	$14,452	$10,164	42%
General and administrative	$122,259	$82,608	48%

Total operating expenses	$164,825	$120,229	37%

Net Profit

We experienced a net profit of $8,966 for the three months ended March 31, 2011 as compared to a net loss of $57,114 during the three months ended March 31, 2010, a change of $66,080, or 116%.  The change was primarily attributable to (i) the increase of revenue experienced by the Company, and (ii) the incremental growth of the Company’s revenue was more significant than the incremental increase in Company’s cost and expense.

Income Tax Expenses

For the three months ended March 31, 2011 the Company experienced an income tax expenses of $31,111 as compared to income tax expenses of $11,082 for the three months ended March 31, 2010, an increase of $20,029, or approximately 181%. The increase of income tax was primarily attributable to the increase of revenue and pretax income. The chart below identifies the changes in income tax expenses:

For the Three Months Ended March 31, 2011	China				United States
	25%			34%			Total
		_		_		_	_
Pretax income (loss)	$65,175				$(25,098)			$40,077

Expected income tax expense (benefit)	16,294		25%		(8,533)	34%		7,760
Prior year adjustment & other immaterial adjustment	(208)		0%		-			(208)
Effect from tax holiday and special tax treatment	15,025		23%					15,025
Change in valuation allowance on deferred tax asset from US tax benefit	-		-		8,533	-34%		8,533
Actual tax expense	$31,111		48%		$-			$31,111

For the Three Months Ended March 31, 2010	China		United States
	25%		34%		Total

Pretax income (loss)	$(46,032)	-	$-	-	$(46,032)
Add: operating income not included in tax base	62,933	-	-	-	62,933
Income (loss) subject to PRC income tax	16,901	-	-	-	16,901
Income tax expense at statutory tax rate	4,225	25%	-	-	4,225
Effect from tax holiday and special tax treatment	6,857	41%	-	-	6,857
Actual tax expense	$11,082	66%	$-	-	$11,082

Current Assets & Total Assets

As of March 31, 2011, our balance sheet reflects that we have total current assets of $1,464,546 as compared to total current assets of $1,249,911 at December 31, 2010, an increase of $214,635 or approximately 17%. As of March 31, 2011, our balance sheet reflects that we have total assets of $3,591,808, as compared to total assets of $3,483,231 at December 31, 2010, an increase of $108,577 or approximately 3%.

Cash and Cash Equivalents.  As of March 31, 2011, our cash and cash equivalents were $183,952 as compared to $609,397 at December 31, 2010, a decrease of $425,445, or approximately 70%.  This decrease was primarily attributable to pay off for goods and other expense.

Accounts Receivable.  As of March 31, 2011, our accounts receivable were $784,892 as compared to accounts receivable of $417,888 at December 31, 2010, an increase of $367,004, or approximately 88%. This increase was attributable to the facts that the Company signed some long-term contacts with enterprise client which were not paid by the end of the quarter ended March 31, 2011.

Inventories.  As of March 31, 2011, we had inventories of $81,667 as compared to inventories of $70,071 as of December 31, 2010, an increase of $11,596, or approximately 17%. The increase in inventories was attributable to the facts that due to the expansion of treatment programs offered by the Company and the increased patient visits experienced by the Company, we enhanced our inventories to ensure that the Company maintained sufficient western medicine and medical materials to match with the current business operations of the Company.

Total Current Liabilities and Total Liabilities

As of March 31, 2011, our balance sheet reflects that we have: i) total current liabilities of $1,264,641 as compared to total current liabilities of $1,150,712 at December 31, 2010, an increase of $113,929 or approximately 10%; and ii) total liabilities of  $2,408,313 as compared to total liabilities of $2,294,384 at December 31, 2010. This increase was primarily attributable to the increase in accounts payables and deferred revenues.

Cash Flow

	Three Months Period Ended March 31,
	2011	2010

Net cash provided by operating activities	$(144,348)	$72,775
Net cash used in investing activities	$(17,638)	$(48,820)
Net cash provided by (used in) financing activities	$(265,002)	$53,423
Effect of exchange rate change on cash and cash equivalents	$1,598	$77
Net Change in Cash and Cash equivalents	$(425,390)	$77,455

Cash and Cash Equivalents, Beginning of Year	$609,342	$504,676

Cash and Cash Equivalents End of Year	$183,952	$582,131

Net Cash Provided by Operating Activities Net cash used by operating activities for the three months ended March 31, 2011 was $144,348 as compared to net cash provided by operating activities for the three months ended March 31, 2010 of $72,775. This change is primarily attributable to an increase experienced by the Company in accounts receivable.

Net Cash Used in Investing Activities Net cash used in our investing activities was $17,638 for the three months ended March 31, 2011, as compared to net cash used in investing activities of $$48,820 for the three months ended March 31, 2010, a change of $31,182. The primary reason for the change in net cash used in investing activities for the three months ended March 31, 2010, as compared to the same period in 2010 was due to the fact that the Company bought less plant and equipment in the first quarter of 2011 as compared to the same period of 2010.

Net Cash Provided by Financing Activities Net cash used in our financing activities was $265,002 for the three months ended March 31, 2011, as compared to net cash provided by our financing activities of $53,423 for the three months ended December 31, 2010. The primary reason for the change in net cash provided by financing activities for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to the repayment of related party loans.

Changes in Operating Assets and Liabilities

Below are the major changes in operating assets and liabilities under cash flows from operating activities for the three month periods ended March 31, 2011 and 2010:

	Three Month Period ended March 31,
	2011	2010
Changes in operating assets and liabilities:
Accounts receivable	$(363,909)	$ 107,453
Trade Payables	$ 76,174	$ (5,584)
Deferred Revenue	$ 90,651	$ 14,842

Accounts Receivable Our changes in accounts receivable from $107,453 in March 31, 2010 to $(363,909) in March 31, 2011 was primarily attributable to the fact that less of the Company’s accounts receivable were collected during the three month period ended March 31, 2011, as compared to the same period in 2010.

Trades Payable   Our decrease in trade payable from $(5,584) in March 31, 2010 to $76,174 for the three months ended March 31, 2011 was primarily attributable to the fact that less trade payable was repaid to vendors for medical consumables that the Company purchased.

Deferred Revenue   Our increase in deferred revenue from $ 14,842 in March 31, 2010 to $90,651 in March 31, 2011 was primarily attributable to increased revenue that the Company experienced due to an increase in customers of the Company.

Off Balance Sheet Arrangement

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  May 16, 2011

By:  /S/ Chunxiang Li

Chunxiang Li, Chief Financial Officer, Principal Accounting Officer

Date:  May 16, 2011