Form 10-Q
period 2011-06-30
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2011-08-15
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [  ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X] No

As of August 10, 2011 the Issuer had 15,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of China Vitup Health Care Holdings, Inc. (the "Company" or the “Registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Unaudited)

Consolidated Balance Sheets	3 – 4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flows	6

Consolidated Statements of Stockholders’ Equity	7

Notes to Financial Statements	8 – 20

China Vitup Health Care Holdings, Inc.

Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

	Note	June 30, 2011	December 31, 2010
		[Unaudited]	[Audited]
Assets
Current assets
Cash and cash equivalents	2D	$ 216,256	$ 609,397
Accounts receivable, net	2E,3	1,247,163	417,888
Inventories	2F	80,049	70,071
Related Party Receivable	8B	-	116,412
Prepayments		26,122	36,143
Total current assets		1,569,590	1,249,911

Non-current assets
Plant and equipment, net	2G, 4	1,628,307	1,868,339
Intangible assets	2H,5	38,699	-
Long term prepaid expense for related party	8C	275,452	364,981
Deposit		16,244	-
Total non-current assets		1,958,702	2,233,320

Total Assets		$ 3,528,292	$ 3,483,231

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Account payables		$ 442,231	$ 641,836
Customer deposit	2J	337,044	292,008
Income tax payable		61,354	46,404
Other payables and accrued liabilities	6	235,789	170,464
Total current liabilities		1,076,418	1,150,712

Long Term Liabilities		-	1,143,672
Total non-current liabilities		-	1,143,672

Total Liabilities		$ 1,076,418	$ 2,294,384

China Vitup Health Care Holdings, Inc.

Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

	Note	June 30, 2011	December 31, 2010
		[Unaudited]	[Audited]
Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 share authorized, nil share issued and outstanding as of June 30, 2011 and December 31, 2010		$ -	$ -
Common stock, par value $0.0001, 500,000,000 shares authorized, 15,000,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010		1,500	1,500
Additional paid-in capital		1,214,141	167,481
Statutory reserves	2K	239,261	239,261
Equity of VIE		-	(97,012)
Retained earnings		755,746	660,139
Accumulated other comprehensive income	2O	241,226	217,478
Total stockholders’ equity		2,451,874	1,188,847

Total Liabilities and Stockholders’ Equity		$ 3,528,292	$ 3,483,231

See Accompanying Notes to the Financial Statements

China Vitup Health Care Holdings, Inc.

Consolidated Statements of Income

For the three months and six months ended June 30, 2011 and 2010

(Stated in US Dollars)

	Note	Three months ended June 30		Six months ended June 30
		2011	2010	2011	2010

Revenue	2L	$ 1,331,958	$ 847,452	$ 2,188,013	$ 1,374,110
Cost of revenue	2M	951,049	360,253	1,585,727	700,161
Gross profit		380,909	487,199	602,286	673,949

Selling expenses		74,870	19,194	98,741	33,598
General and administrative expenses		233,696	188,745	374,650	397,482
Total operating expenses		308,566	207,939	473,391	431,080

Operating income		72,343	279,260	128,895	242,869

Other income		76,101	-	74,358	-
Other expense		(87)	(29,341)	(15,284)	(28,547)
Interest income		-	436	465	1,322
Total other income/(expense)		76,014	(28,905)	59,539	(27,225)

Pre-tax income		148,357	250,355	188,434	215,644

Provisions for income tax	2N,7	61,717	18,200	92,828	29,287

Net income		$ 86,640	$ 232,155	$ 95,606	$ 186,357

Earnings per share	2P,12
Basic		$ 0.01	$ 0.02	$ 0.01	$ 0.01
Diluted		$ 0.01	$ 0.02	$ 0.01	$ 0.01

Weighted average shares outstanding
Basic		15,000,000	15,000,000	15,000,000	15,000,000
Diluted		15,000,000	15,000,000	15,000,000	15,000,000

See Accompanying Notes to the Financial Statements

China Vitup Health Care Holdings, Inc.

Consolidated Statements of Cash Flows

For the three and six months ended June 30, 2011 and 2010

(Stated in US Dollars)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net Income	$ 86,640	$ 243,471	$ 95,606	$ 186,357
Adjustments to reconcile net income to net cash from operations:		-
Amortization	18,442	-	18,442	-
Depreciation	168,480	113,711	302,336	226,516
Provision for bad debt	12,598	-	12,598	-
Changes in operating assets and liabilities:		-
Decrease(increase) in accounts receivable	(477,963)	(95,859)	(841,872)	11,594
Decrease(Increase) in inventories	1,253	(45,199)	(9,978)	(48,490)
Decrease(Increase) in other receivables and prepayment	4,061	(45,799)	10,019	(33,954)
Increase (Decrease) in Accounts payables	(89,815)	(39,539)	(13,641)	(45,123)
Increase (Decrease) in tax payable	65,445	7,117	50,077	(7,678)
Increase (Decrease) in customer deposit	(45,613)	(13,915)	45,038	927
Increase (Decrease) in other payables and accrued liabilities	(86,320)	(49,004)	(155,765)	(142,390)
Net cash provided/(used) by operating activities	(342,792)	74,984	(487,140)	147,759

Cash flows from investing activities
Payments for purchases and construction of plant and equipment	(101,807)	(35,214)	(119,445)	(84,034)
Payment for deposits	(16,244)	-	(16,244)	-
Net cash used in investing activities	(118,051)	(35,214)	(135,689)	(84,034)

Cash flows from financing activities
Borrow from (payment to) related parties	470,943	(319,485)	205,941	(266,062)
Net cash provided/(used) in financing activities	470,943	(319,485)	205,941	(266,062)

Net Increase of cash and cash equivalents	10,100	(279,715)	(416,890)	(202,337)

Effect of foreign currency translation on cash	22,149	1,260	23,749	1,337

Cash & cash equivalents at beginning of period	184,007	582,131	609,397	504,676

Cash & cash equivalents at end of period	$ 216,256	$ 303,676	$ 216,256	$ 303,676

Supplementary information
Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ 32,313	$ 11,808	$ 78,792	$ 36,960

See Accompanying Notes to the Financial Statements

China Vitup Health Care Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

							Accumulated
	Number		Additional				other
	Of	Common	paid in	Statutory	Equity	Retained	comprehensive
	shares	stock	capital	reserve	of VIE	earnings	income	Total
Balance at January 1, 2010	15,000,000	$ 1,500	$ 167,481	$ 239,261	$ (97,012)	$ 686,895	$ 132,495	$ 1,130,620
Net income	-	-	-	-	-	(26,755)	-	(26,755)
Foreign currency translation adjustment	-	-	-	-	-	-	84,983	84,983
Balance at December 31, 2010	15,000,000	$ 1,500	$ 167,481	$ 239,261	$ (97,012)	$ 660,140	$ 217,478	$ 1,188,848

Balance at January 1, 2011	15,000,000	$ 1,500	$ 167,481	$ 239,261	$ (97,012)	$ 660,140	$ 217,478	$ 1,188,848
Prior year adjustment	-	-	1,046,660	-	97,012	-	-	1,143,672
Net income	-	-	-	-	-	95,606	-	95,606
Foreign currency translation adjustment	-	-	-	-	-	-	23,748	23,748
Balance at June 30, 2011	15,000,000	$ 1,500	$ 1,214,141	$ 239,261	$ -	$ 755,746	$ 241,226	$ 2,451,874

Comprehensive Income
Accumulated
	June 30, 2011	December 31, 2010	Total
Net income	$ 95,606	$ (26,755)	$ 68,851
Foreign currency translation adjustment	23,748	84,983	108,731
	$ 119,354	$ 58,228	$ 177,582

See Accompanying Notes to the Financial Statements

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

1.

The Company and Principal Business Activities

A.

Organization and Structure

I.

Ultimate Holding Company

a.)

China Vitup Health Care Holdings, Inc. (the “Company”) was incorporated under the laws of Canada as Second Bavarian Mining Consulting Services, Inc. on February 24, 2003.  On August 10, 2004, it amended and restated the Articles of Incorporation to change its name to Tubac Holdings, Inc., and to change its domicile to the State of Wyoming.  On September 15, 2006, the Company formed a wholly-owned subsidiary in Nevada called China Vitup Health Care Holdings, Inc. (“China Vitup Nevada”).  On October 2, 2006, through the completion of a merger with China Vitup Nevada, the Company changed its domicile to the State of Nevada.  As a result of the merger, China Vitup Nevada continued as the surviving company and changed its name to current China Vitup Health Care Holdings, Inc.

II.

Intermediary Holding Companies

a.)

China Vitup Healthcare Holdings, Inc., (“China Vitup BVI”) is an investment holding company that was incorporated under the laws of British Virgin Islands (“BVI”) on June 29, 2006.

b.)

On August 30, 2006, under the laws of the People’s Republic of China (“PRC”), Dalian Vitup Management Holdings Co., Ltd. (“Dalian Vitup Management”) was incorporated as a wholly-foreign owned entity. WOFE is wholly-owned by China Vitup BVI.

Dalian Vitup Management is a holding company which was established for the purposes of facilitating business operations in the PRC. Due to PRC laws governing foreign ownership and investment in medical clinics in the PRC, Dalian Vitup Management does not directly own the entities in China through which the Company’s business operations are conducted.  Instead, Dalian Vitup Management controls those entities and their business operations through a series of exclusive contractual agreements.

III.

Operating Entity

All of the Company’s operations are located in the PRC, and are conducted through its operating entity Dalian Vitup Healthcare Management Co. Ltd. (“Dalian Vitup Healthcare”).

Dalian Vitup Healthcare was incorporated under the laws of the PRC on March 4, 2004. Dalian Vitup Healthcare is located in Dalian city Liaoning Province of PRC. It provides medical clinic service and heath club service, including outpatient care, diagnosis of health problems, physical checkup, and instruction or remedial work.

B.

Variable Interest Entity

On September 1, 2006, Dalian Vitup Management entered into six contractual arrangements that for accounting purposes will collectively known as the variable interest entity (“VIE”) agreement with the Dalian Vitup Healthcare. The Company accounted for the VIE agreement, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, by consolidating Dalian Vitup Healthcare as operating entity (similar to a subsidiary) of both Dalian Vitup Management and the Company, because the Company: i) exert effective control over Dalian Vitup Healthcare; ii) receive all the economic benefits derived from the business operations of Dalian Vitup Healthcare; and iii) have an exclusive option to purchase all or part of the equity interests in Dalian Vitup Healthcare.

C.

Share Exchange Agreement

On November 15, 2006, the Company completed a Share Exchange Agreement with China Vitup BVI and the shareholders of China Vitup BVI.  Pursuant to the agreement, the Company issued a total of 13,460,202 shares of its common stock in exchange for 50,000 shares of China Vitup BVI, representing 100% of the issued and outstanding common stock of China Vitup BVI. Upon the completion of Share Exchange, China Vitup BVI became a wholly owned subsidiary of the Company.

The share exchange transaction has been accounted for as a recapitalization of China Vitup BVI where the Company (the legal acquirer) is considered the accounting acquiree and China Vitup BVI (the legal acquiree) is considered the accounting acquirer.  As a result of this transaction, the Company is deemed to be a continuation of the business of China Vitup BVI. Accordingly, the financial data, included in the accompanying consolidated financial statements for all periods prior to November 15, 2006, is that of the accounting acquirer, Dalian Vitup BVI.  The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

2.

Significant Accounting Policies

A.

Method of accounting

The Company maintains its general ledger and journals with the accrual method of accounting in accordance to PRC generally accepted accounting principles (“GAAP”).  For financial statement reporting purposes, the Company has converted its PRC GAAP financial statements to financial statements that are presented in accordance to generally accepted accounting principles in the United States of America.  The conversion of the Company’s financial statements from presentation in accordance with PRC GAAP to US GAAP did not result in any reconciling items on the accompanying financial statements.

The financial statements and accompanying notes are representations of management.

B.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company balances such as due to/due from, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

C.

 Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates and assumptions are used for, but not limited to: (1) allowance for trade receivables, (2) economic lives of property, plant and equipment, (3) asset impairments, and (4) contingency reserves. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates

D.

Cash and cash equivalents

The Company classifies the following instruments as cash and cash equivalents: cash on hand, unrestricted bank deposits, and all highly liquid investments purchased with original maturities of three months or less.

E.

Accounts receivable

Accounts receivable are disclosed at the net value of all outstanding invoice amounts less management’s estimate for doubtful accounts. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts. Management’s allowance for doubtful accounts at June 30, 2011 was 5% of gross accounts receivables.

In regards to the Company’s allowance for doubtful accounts, we keep one general reserve, the amount of which equals 1% of gross account receivables. We have no specific reserve, as we believe adequate provisions for doubtful accounts have been provided through our general reserve. When estimating the allowance for doubtful accounts, we take into consideration: 1) our track record of payment collection, which shows zero experience of any material delinquent accounts that were uncollectible and that we have not written off material balance; 2) the enhanced measures we currently take to minimize failure of collection, which include having internal staff call for payment, filing legal pledge, collecting agent to collect the outstanding balance, etc. Since our collection period of receivables has never exceeded one year, based on past experience, we believe collection becomes improbable once they exceed the threshold of one year. Thus we will write off receivables against allowance for doubtful accounts once they are older than one year.

F.

Inventories

Inventories mainly consist of medicines, medical devices and consumables purchased from third parties. Inventories are valued at the lower of cost, as determined on a first-in first-out basis, or market. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

G.

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful life of plant and equipment is as follows:

Estimated Useful Lives
Leasehold improvements	5 years
Medical equipments	5 years
Motor vehicles	10 years
Furniture, fixtures and equipments	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

H.

Intangible assets

The Company individually tracks and accounts for each intangible asset.  Each intangible asset is carried at its original acquisition cost less accumulated amortization. The Company provides amortization for each intangible asset using the straight line method over its estimated useful life.

I.

Accounting for impairment of long lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), ASC 360-10-35.  The Company evaluates its long lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner.  In the event that there are indications of impairment, the Company will record a loss to statements of income equal to the difference between the carrying value and the fair value of the long lived asset.  The Company typically, but not exclusively uses the expected future discounted flows method to determine fair value of long lived asset subject to impairment.  The fair value of long lived assets that held for disposition will include the cost of disposal.

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type.  Long-lived assets subject to impairment include equipment, vehicles and software licenses. The Company makes its determinations based on various factors that impact those assets.

The Company assessed its buildings, equipment, vehicles, and software licenses for production. At June 30, 2011, the Company has concluded that its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience profit during the periods ended June 30, 2011.

J.

Customer deposit

Customer deposit consists primarily of payments received in advance from customers.

K.

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

L

Revenue recognition

The Company recognizes its revenues, as the related services are rendered to the customer and are net of allowances and discounts, and its related business taxes. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectible is reasonably assured. The Company, through its VIE, offers medical clinic services and health club services to its customers.

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

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet related performance or staffing criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the six months ended June 30, 2011, the Company has determined no reserve for these potential adjustments.

M.

Cost of revenue

Cost of goods sold primarily includes purchase of raw materials, sub-contracting charges, depreciation on medical equipments and direct overhead.

N.

Income taxes

The Company uses the accrual method of accounting to determine income taxes for the year.  The Company has implemented FASB ASC 740 Accounting for Income Taxes.  Income tax liabilities computed according to the United States, People’s Republic of China (PRC), and British Virgin Islands tax laws provide for the tax effects of transactions reported in the financial statements and consists of taxes currently due, plus deferred taxes, related primarily to differences arising from the recognition of expenses related to the depreciation of plant and equipment, amortization of intangible assets, and provisions for doubtful accounts between financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

A valuation allowance is recognized for deferred tax assets if it is more likely than not, that the deferred tax assets will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

O.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company presents components of comprehensive income with equal prominence to other financial statements.  The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

P.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with FASB ASC 260 “Earnings per share”.  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Q.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB).  The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	June 30, 2011	December 31, 2010
Year-end RMB : US$ exchange rate	6.46400	6.61180
Average twelve-month RMB : US$ exchange rate	6.54818	6.77875

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

R.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

S.

Subsequent events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustments to the consolidated financial statements.

T.

Recent accounting pronouncements

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).  The Company has adopted the new accounting policies and has determined that there is no material impact to the financial statements presented herein.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position. The Company has adopted and implemented the new accounting policy.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.   Management adopted this pronouncement as of July 1, 2010.

3.

Accounts Receivable

Accounts receivable at June 30, 2011 consisted of the following:

	June 30, 2011	December 31, 2011
Accounts receivable	$ 1,259,761	$ 417,888
Less: Allowance for doubtful accounts	12,598	-
Accounts receivable, net	$ 1,247,163	$ 417,888

Allowance for doubtful accounts
Beginning balance	$ -	$ -
Allowance provided	12,598	-
Charged against allowance	-	-
Reversals	-	-
Ending balance	$ 12,598	$ -

Accounts receivable aging analysis:-

June 30, 2011
1-30 Days	$ 239,677
30-60 Days	295,005
60-120 Days	614,707
121-365 Days	102,546
Over 365 Days	7,826
Total	$ 1,259,761

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at June 30, 2011 was 1% of gross account receivables. In a situation, the Company uses all its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collecting agents to collect the outstanding balance, but the collection is no longer probable. The Company will write off the balance against the allowance for doubtful accounts. In the event that previously written off receivables are collected, the Company will re-establish the allowance of bad debt.

From the inception of business, the Company has not experienced any material delinquent accounts that were uncollectible, and has not written off material balance against the allowance for doubtful accounts.

4.

Plant and Equipment

Plant and equipment consisted of the following at June 30, 2011 and December 31, 2010:-

At		Accumulated
June 30, 2011:-	Cost	Depreciation	Net
Leasehold improvements	$ 879,083	$ 624,031	$ 255,052
Medical equipments	2,425,530	1,487,807	937,723
Motor vehicles	434,217	198,969	235,248
Furniture, fixtures and equipment	632,972	432,688	200,284
	$ 4,371,802	$ 2,743,495	$ 1,628,307

At		Accumulated
December 31, 2010:-	Cost	Depreciation	Net
Leasehold improvements	$ 862,145	$ 573,712	$ 288,433
Medical equipments	2,358,684	1,310,459	1,048,225
Motor vehicles	425,850	172,670	253,180
Furniture, fixtures and equipment	662,819	384,318	278,501
	$ 4,309,498	$ 2,441,159	$ 1,868,339

Depreciation expenses were $302,336 and $226,516 for the six months ended June 30, 2011 and 2010, respectively.

5.

Intangible Assets

The components of the Company’s intangible assets are as follows:

At		Accumulated
June 30, 2011:-	Cost	Amortization	Net
Software	$ 57,141	$ 18,442	$ 38,699
	$ 57,141	$ 18,442	$ 38,699

6.

Other Payable and Accrual Liability

Description	June 30, 2011	December 31, 2010
Accrued expenses	$ 14,699	$ 5,108
Salaries payable	185,962	159,202
Other tax payables	35,128	6,154
	$ 235,789	$ 170,464

7.

Income Taxes

In respect of the Company and its subsidiaries domiciled and operated in United States, British Virgin Islands, and the People’s Republic of China, the taxation of these entities are summarized below:

Entities	Countries of Domicile	Income Tax Rate
China Vitup Health Care Holdings, Inc.	United States	34%
China Vitup Healthcare Holdings, Inc.	BVI	0%
Dalian Vitup Management Holdings Co., Ltd.	PRC	25%
Dalian Vitup Healthcare Management Co. Ltd.	PRC	25%

Since the Company is primarily a holding company without any business activities in United States, the Company did not incur any U.S. tax for the six months ended June 30, 2011 and 2010, respectively.

Description	Six months ended June 30, 2011	Six months ended June 30, 2010
Income (loss) before taxes:
U.S. Federal	$ -	$ -
U.S. State	-	-
BVI	(55,819)	(7,798)
PRC	244,253	223,442
Total income before taxes	$ 188,434	$ 215,644

Provision for taxes:
Current:
U.S. Federal	$ -	$ -
U.S. State	-	-
BVI	-	-
PRC	92,828	29,287
	$ 92,828	$ 29,287
Deferred:
U.S. Federal	$ -	$ -
U.S. State	-	-
BVI	-	-
PRC	-	-
	-	-
Valuation Allowance	-	-
Deferred tax:	$ -	$ -
Total provision for taxes	$ 92,828	$ 29,287
Effective tax rate	49.26%	13.58%

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the six months ended June 30, 2011 and 2010 are shown in the following table:-

	Six months ended June 30, 2011	Six months ended June 30, 2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00%)	(9.00%)
Accruals in foreign jurisdictions	24.26%	(11.42%)
Effective tax rate	49.26%	13.58%

8.

Related Party Transactions

A.

Related party transactions

For the six months ended June 30, 2011 and 2010, respectively, the Company paid rent charge of $29,046 and $25,850, to Mr. Shubin Wang, a major shareholder and director of the Company at the current market value in a normal course of business, for the following properties:-

(i)

The healthcare facility center with a term of 15 years commencing from 2004 through 2019.

(ii)

The office premise with a term of 20 years commencing from 2006 through 2026.

B.

Due from related parties

As of June 30, 2011 and December 31, 2010, the Company recorded due from Mr. Shubin Wang, Ms. Feng Gu, the directors of the Company, and their companies, as due from related parties amounting to zero and $116,412, respectively, which is unsecured, interest free and due on demand.

C.

Long-term prepaid expense for related party

The Company recorded long term prepaid expense for related party at $275,452 and $364,981 as of June 30, 2011 and December 31, 2010, respectively. The Company purchased equipment on behalf of Shenyang Vitup, a clinic related to the Company through common shareholders. The equipment is pledged for this related party loan which is interest free.

9.      Risks

A.

Credit risk

Since the Company’s inception, the age of account receivables have been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

B.

Major customers and vendors

For the six months ended June 30, 2011, there are no customers and vendors who individually accounts for 10% or more of revenues and purchases, respectively. 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC

C.

Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

D.

Inflation Risk

Management monitors changes in prices levels.  Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

10.

Financial Instruments

The Company adopted ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.

ASC 820-10 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1–inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2–observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

The Company’s financial instruments consist mainly of cash and debt obligations. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:-

At June 30, 2011:-	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$ 216,256	$ -	$ -	$ 216,256
Restricted cash	-	-	-	-
Total financial assets	216,256	-	-	216,256

Financial liabilities:
Notes payable	-	-	-	-
Total financial liabilities	$ -	$ -	$ -	$ -

At December 31, 2010:-	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$ 609,397	$ -	$ -	$ 609,397
Restricted cash	-	-	-	-
Total financial assets	609,397	-	-	609,397

Financial liabilities:
Notes payable	-	-	-	-
Total financial liabilities	$ -	$ -	$ -	$ -

In January 2008, the Company adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, now known as the provisions of Accounting Standards Codification subtopic 825-10 (formerly SFAS 159), Fair Value Option for Financial Assets and Financial Liabilities, and have elected not to measure any of our current eligible financial assets or liabilities at fair value. SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008.  We did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the six months ended June 30, 2011.

11.

Commitments

A.

Operating lease commitments

The Company leases a healthcare center, a clinic and an office premise in Dalian City, PRC from Mr. Shubin Wang, a related party, under several non-cancelable operating lease agreements; the Company also leases a clinic in Dalian City from Shangri-La Hotel, an outside party, under a non-cancelable operating lease agreement. Costs incurred for the healthcare center, clinics and office premise under theses operating leases are recorded as rent expenses in the amounts of $61,116 and $25,850 for the six months ended June 30, 2011 and 2010, respectively.

For the twelve months ending December 31:

Fiscal Years	Commitments
2011	$ 61,483
2012	122,965
2013	90,895
2014	58,826
2015	58,826
$ 392,995

B.

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $76,357 of biochemical reagent for 5 years starting from 2007. For the six months ended June 30, 2011 and 2010, the Company incurred $8,747 and $5,757, respectively.

C.

Statutory reserve commitment

In accordance with PRC laws, statutory reserve refers to the appropriation from net income, to the account statutory reserve, to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations.  Under the applicable PRC laws, a PRC enterprise operating at a profit must appropriate, on an annual basis, an amount equal to 10% of its profit until the reserve reaches 50% of its registered capital.

	June 30, 2011	December 31, 2010
PRC subsidiaries registered capital
- Dalian Vitup Healthcare	$ 1,180,159	$ 1,180,159

Statutory reserve ceiling based on 50% of PRC registered capital	590,079	590,079

Less: Retained earnings appropriated to statutory reserve	239,261	239,261`
Impact of foreign currency translation	-	-
Reserve commitment outstanding	$ 350,819	$ 350,819

12. Earnings per Share

	Six months ended
	June 30, 2011	June 30, 2010

Net Income	$ 95,606	$ 186,357

Income available to Common Stockholders	$ 95,606	$ 186,357

Original Shares of Common Stock	15,000,000	15,000,000
New Issuance of Common Stock	-	-
Basic Weighted Average Shares Outstanding	15,000,000	15,000,000

Addition to Common Stock from conversion of Preferred Stock	-	-
Addition to Common Stock from exercise of Warrant	-	-
Diluted Weighted Average Shares Outstanding	15,000,000	15,000,000

Earnings Per Share
- Basic	$ 0.01	$ 0.01
- Diluted	$ 0.01	$ 0.01

Weighted Average Shares Outstanding
- Basic	15,000,000	15,000,000
- Diluted	15,000,000	15,000,000

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended June 30, 2011.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended June 30, 2011 Compared to the Three Month Period Ended June 30, 2010.

Revenue

During the three months ended June 30, 2011 the Company had revenue of $1,331,958 as compared to revenue of $847,452 during the three months ended June 30, 2010, an increase of $484,506, or approximately 57%.

Of the $1,331,958 in revenue generated during the three months ended June 30, 2011, the revenue generated from health management service was $1,070,568 as compared to $727,948 as of the same period of 2010, an increase of 47%. This increase was primarily attributable to the fact that: (i) we enhanced our promotional efforts for business relating to the provision of enterprise healthcare services; and (ii) we established additional customers in the second quarter of 2011 which resulted in an increase of enterprise clients, which in turn enhanced the Company’s revenue.

Of the $1,331,958 in revenue generated during the three months ended June 30, 2011, the revenue generated from the general treatment services was $261,390, an increase of 119% as compared to the same period of 2010. This increase was primarily attributable to the facts that: (i) we employed persons with strong medical expertise, established a professional medical team, and expanded outpatient medical care, developed chronic disease treatment and management (diseases like hypertension, diabetes, arteriosclerosis); and (ii) we experienced a large increase of foreign customers, particularly foreigners living in Dalian.

The following charts illustrate the changes in our revenue generated by our health management service and general treatment service during the three months ended 2011, as compared to the same period of 2010:

	Three Month Period Ended June 30,
	2011	2010	% Change
Health management service revenue
- Product sale	-	-	-
- Service revenue	$1,070,568	$727,948	47%

Total Health management service revenue	$1,070,568	$727,948	47%

	Three Month Period End June 30,
	2011	2010	% Change
General treatment revenue:
- Product sale	$52,333	$50,976	3%
- Service revenue	$209,057	$68,528	205%

Total General treatment service revenue	$261,390	$119,504	119%

The Company has three major types of customers: (i) Individuals and Members, (ii) Enterprises including Governmental Agencies, and (iii) General Treatment. Each customer type’s proportion of the total revenue generated by the Company for the three months ended June 30, 2011 was 12%, 68% and 20%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the three months ended June 30, 2011 and 2010

	Three Months Period Ended June 30,
Customer Type	2011 ($)	% of Total	2010 ($)	% of Total	Change	% Change
Individuals & Members	154,350	12%	177,486	21%	(23,136)	(13)%
Enterprises (including Government Agencies)	916,217	68%	550,462	65%	365,755	66%
General Treatment	261,391	20%	119,504	14%	141,887	119%
TOTAL	1,331,958	100%	847,452	100%	484,506	57%

As illustrated above, the Company’s operating revenue from Individuals & Members, Enterprises and General Treatment for the three months ended June 30, 2011 increased by $(23,136), $365,755 and $141,887, or approximately (13) %, 66% and 119%, respectively as compared to the same period of 2010.

Cost of Revenues

During the three months ended June 30, 2011, our cost of revenues was $951,049 as compared to costs of revenues of $360,253 for the same period of 2010, an increase of $590,796 of approximately 164%. The increase in cost of revenues for the three months ended June 30, 2011 was primarily attributable to,(i) inspection expense increased by $295,582 due to the Company’s increase in its number of clients which led to the increase of the inspection items; (ii) the salary and related expense increased by $119,683 as the Company employed high ranking medical and administrative staff and the wages of the doctors and nurses were increased; and (iii) the medical consumption increased by $95,091 as a result of the increase of number of the Company’s clients.

Operating Expenses

Our operating expenses for three months ended June 30, 2011 were $308,566, as compared to $207,939 for the three months ended June 30, 2010, an increase of $100,627 by approximately 48%. This increase was attributable to an increase in selling expenses and general and administrative expenses which are discussed below.

Selling Expense Selling expense totaled $74,870 for the three months ended June 30, 2011 as compared to $19,194 for the three months ended June 30, 2010, an increase of approximately 290%.The increase of selling expenses was primarily attributable to an increase of salary and target performance bonus.

General and administrative expenses General and administrative expenses totaled $233,696 for the three months ended June 30, 2011as compared to $188,745 for the three months ended June 30, 2010, an increase of 24%. The increase of general and administrative expenses was primarily attributable to an increase in salary and related expense and audit expense.

The following chart illustrates the changes in our operating expenses for the three months ended June 30, 2011, as compared to the same period of 2010:

	Three Months Period Ended June 30,
	2011	2010	% Change
Operating expenses:
General and administrative	$233,696	$188,745	24%
Selling Expenses	$74,870	$19,194	290%

Total operating expenses	$308,566	$207,939	48%

Net Income

We experienced a net income of $86,640 for the three months ended June 30, 2011 as compared to net income of $232,155 during the three months ended June 30, 2010, a change of $145,515, or 63%.  The change was primarily attributable to the cost increase especially in labor cost and inspection expense.

Results of Operations for the Six Month Period Ended June 30, 2011 Compared to the Six Month Period Ended June 30, 2010.

Revenue

During the six months ended June 30, 2011 the Company had revenue of $2,188,013, as compared to revenue of $1,374,110 during the six months ended June 30, 2010, an increase of $813,903, or approximately 59%.

Of the $2,188,013 in revenue generated during the six months ended June 30, 2011, the revenue generated from health management service was $1,760,754, an increase of 50% as compared to the same period of 2010, an increase of 50%. This increase was primarily attributable to the fact that: (i) we enhanced our promotional efforts for business relating to the provision of enterprise healthcare services; and (ii) we established additional customers in the second quarter of 2011 which resulted in an increase of enterprise clients, which in turn enhanced the Company’s revenue.

Of the $2,188,013 in revenue generated during the six months ended June 30, 2011, the revenue generated from the general treatment services was $427,259, an increase of 110% as compared to the same period of 2010. This increase was primarily attributable to the facts that: (i) we employed persons with strong medical expertise, established a professional medical team, and expanded outpatient medical care, developed chronic disease treatment and management (diseases like hypertension, diabetes, arteriosclerosis); and (ii) we experienced a large increase of foreign customers, particularly foreigners living in Dalian.

The following charts illustrate the changes in our revenue generated by our health management service and general treatment service during the six months ended 2011, as compared to the same period of 2010:

	Six Month Period Ended June 30,
	2011	2010	% Change
Health management service revenue
- Product sale	-	-	-
- Service revenue	$1,760,754	$1,170,560	50%

Total Health management service revenue	$1,760,754	$1,170,560	50%

	Six Month Period End June 30,
	2011	2010	% Change
General treatment revenue:
- Product sale	$96,200	$68,810	40%
- Service revenue	$331,059	$134,740	146%

Total General treatment service revenue	$427,259	$203,550	110%

The Company has three major types of customers: (i) Individuals and Members, (ii) Enterprises including Governmental Agencies, and (iii) General Treatment. Each customer type’s proportion of the total revenue generated by the Company for the six months ended June 30, 2011 was 12%, 68% and 20%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the six months ended June 30, 2011 and 2010

	Six Months Period Ended June 30,
Customer Type	2011 ($)	% of Total	2010 ($)	% of Total	Change	% Change
Individuals & Members	280,217	12%	322,188	23%	(41,971)	(13)%
Enterprises (including Government Agencies)	1,480,536	68%	848,372	62%	632,164	75%
General Treatment	427,260	20%	203,550	15%	223,710	110%
TOTAL	2,188,013	100%	1,374,110	100%	813,903	59%

As illustrated above, the Company’s operating revenue from Individuals & Members, Enterprises and General Treatment for the six months ended June 30, 2011 increased by $(41,971), $632,164 and $223,710, or approximately (13) %, 75% and 110%, respectively as compared to the same period of 2010.

Cost of Revenues

During the six months ended June 30, 2011, our cost of revenues was $1,585,727 as compared to costs of revenues of $700,161 for the same period of 2010, an increase of $885,566 of approximately 126%. The increase in cost of revenues for the six months ended June 30, 2011 was primarily attributable to,(i) inspection expense increased by $390,800 due to the Company’s increase in its number of clients which led to the increase of the inspection items; (ii) the salary and related expense increased by $135,921 as the Company employed high ranking medical and administrative staff and the wages of the doctors and nurses were increased; and (iii) the medical consumption increased by $125,994 as a result of the increase of number of the Company’s clients.

.

Operating Expenses

Our operating expenses for six months ended June 30, 2011 were $473,391, as compared to $431,080 for the six months ended June 30, 2010, an increase of $42,311 by approximately 9.8%.  This increase was primarily attributable to an increase in selling expenses. Selling expense totaled $98,741 for the six months ended June 30, 2011 as compared to $33,598 for the six months ended June 30, 2010, an increase of approximately 194%.The increase of selling expenses was primarily attributable to an increase of salary and target performance bonus.

The following chart illustrates the changes in our operating expenses for the six months ended June 30, 2011, as compared to the same period of 2010:

Six Months Period Ended June 30,
2011	2010	% Change

Operating expenses:
General and administrative	$374,650	$397,482	-5.7%
Selling Expenses	$98,741	$33,598	194%

Total operating expenses	$473,391	$431,080	9.8%

Net Income

We experienced a net profit of $95,606 for the six months ended June 30, 2011 as compared to net income of $186,357 during the six months ended June 30, 2010, a change of $90,751, or 49%.  The change was primarily attributable to the cost increase especially in labor cost and inspection expense.

Income Tax Expenses

For the six months ended June 30, 2011 the Company experienced an income tax expenses of $92,828 as compared to income tax expenses of $29,287 for the six months ended June 30, 2010, an increase of $63,541, or approximately 217%. The increase of income tax was primarily attributable to the increase of revenue and pretax income. The chart below identifies the changes in income tax expenses:

Description	Six months ended June 30, 2011	Six months ended June 30, 2010
Income (loss) before taxes:
U.S. Federal	$ -	$ -
U.S. State	-	-
BVI	(55,819)	(7,798)
PRC	244,253	223,442
Total income before taxes	$ 188,434	$ 215,644

Provision for taxes:
Current:
U.S. Federal	$ -	$ -
U.S. State	-	-
BVI	-	-
PRC	92,828	29,287
	$ 92,828	$ 29,287
Deferred:
U.S. Federal	$ -	$ -
U.S. State	-	-
BVI	-	-
PRC	-	-
	-	-
Valuation Allowance	-	-
Deferred tax:	$ -	$ -
Total provision for taxes	$ 92,828	$ 29,287
Effective tax rate	49.26%	13.58%

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the six months ended June 30, 2011 and 2010 are shown in the following table:-

	Six months ended June 30, 2011	Six months ended June 30, 2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00%)	(9.00%)
Accruals in foreign jurisdictions	24.26%	(11.42%)

Effective tax rate	49.26%	13.58%

Current Assets & Total Assets

As of June 30, 2011, our unaudited balance sheet reflects that we have total current assets of $1,569,590 as compared to total current assets of $1,249,911 at December 31, 2010, an increase of $319,679 or approximately 26%. As of June 30, 2011, our balance sheet reflects that we have total assets of $3,528,292, as compared to total assets of $3,483,231 at December 31, 2010, an increase of $45,061 or approximately 1.3%.

Cash and Cash Equivalents.  As of June 30, 2011, our cash and cash equivalents were $216,256 as compared to $609,397 at December 31, 2010, a decrease of $393,141, or approximately 65%.  This decrease was primarily attributable to repayments of borrowings, expense payment and other cash expenditures.

Accounts Receivable.  As of June 30, 2011, our accounts receivable were $1,247,163 as compared to accounts receivable of $417,888 at December 31, 2010, an increase of $829,275, or approximately 198%. This increase was attributable to the facts that the Company signed some long-term contacts with enterprise client which were not settle up in the end of the quarter.

Total Current Liabilities and Total Liabilities

As of June 30, 2011, our balance sheet reflects that we have: i) total current liabilities of $1,076,418 as compared to total current liabilities of $1,150,712 at December 31, 2010, a decrease of $74,294 or approximately 6.5%; and ii) total liabilities of $1,076,418 as compared to total liabilities of $2,294,384 at December 31, 2010. This decrease was primarily attributable to the decrease in accounts payable.

Cash Flow

	Six Months Period Ended June 30,
	2011	2010

Net cash (used by) provided by operating activities	$(487,141)	$147,759
Net cash used in investing activities	$(135,689)	$(84,034)
Net cash provided by (used in) financing activities	$205,941	$(266,062)
Effect of exchange rate change on cash and cash equivalents	$23,748	$1,337

Cash and Cash Equivalents, Beginning of Period	$609,397	$504,676

Cash and Cash Equivalents End of Period	$216,256	$303,676

Net Cash Provided by Operating Activities Net cash used in operating activities for the six months ended June 30, 2011 was $487,141 as compared to net cash provided by operating activities for the six months ended June 30, 2010 of $147,759. This change is primarily attributable to an increase experienced by the Company in accounts receivable.

Net Cash Used in Investing Activities Net cash used in our investing activities was $135,689 for the six months ended June 30, 2011, as compared to net cash used in investing activities of $84,034 for the six months ended June 30, 2010, a change of $51,655. The primary reason for the change in net cash used in investing activities for the six months ended June 30, 2010, as compared to the same period in 2010 was due to the fact that the Company bought more plant and equipment in the second quarter of 2011 as compared to the same period of 2010.

Net Cash Provided by Financing Activities Net cash provided in our financing activities was $205,941 for the six months ended June 30, 2011, as compared to net cash used in our financing activities of $266,062 for the six months ended December 31, 2010. The primary reason for the change in net cash provided by financing activities for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to the acquisition of related party loans.

Changes in Operating Assets and Liabilities

Below are the major changes in operating assets and liabilities under cash flows from operating activities for the six month periods ended June 30, 2011 and 2010:

	Six Month Period ended June 30,
	2011	2010
Changes in operating assets and liabilities:
Accounts receivable	$(841,872)	$11,594
Inventories	$(9,978)	$(48,490)
Customer Deposit	$45,038	$927

Accounts Receivable Our change in accounts receivable from $(841,872) in June 30, 2011 to $11,594 in June 30, 2010 was primarily attributable to the fact that less of the Company’s accounts receivable were collected during the six month period ended June 30, 2011, as compared to the same period in 2010.

Inventories Our change in inventories from $(9,978) in June 30, 2011 to $(48,490) for the six months ended June 30, 2010 was primarily attributable to the fact that we enhanced the management to inventory level.

Customer Deposit Our change in customer deposit from $45,038 in June 30, 2011 to $927 in June 30, 2010 was primarily attributable to increased revenue that the Company experienced due to an increase in customers of the Company.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  August 15, 2011

By:  /S/ Chunxiang Li

Chunxiang Li, Chief Financial Officer, Principal Accounting Officer

Date:  August 15, 2011