Form 10-Q/A
period 2011-06-30
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2011-09-13
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

EXPLANATORY NOTE:

China Vitup Health Care Holdings, Inc.  (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment 1”) to its periodic report on Form 10-Q, which was originally filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing”).   This Amendment 1 is being filed to: (i) provide revised financial statements in accordance with Article 8-03 of Regulation S-K; and ii) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing, or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

CHINA VITUP HEALTH CARE HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Unaudited)

Consolidated Balance Sheets	3 – 4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flows	6

Consolidated Statements of Stockholders’ Equity	7

Notes to Financial Statements	8 – 21

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

See Accompanying Notes to the Financial Statements.

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

See Accompanying Notes to the Financial Statements.

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

See Accompanying Notes to the Financial Statements.

China Vitup Health Care Holdings, Inc.

Consolidated Statements of Cash Flows

For the three and six months ended June 30, 2011 and 2010

(Stated in US Dollars)

	Six months ended June 30
	2011	2010
Net Income	$ 95,606	$ 186,357
Adjustments to reconcile net income to net cash from operations:
Amortization	18,442	-
Depreciation	302,336	226,516
Provision for bad debt	12,598	-
Changes in operating assets and liabilities:
Decrease(increase) in accounts receivable	(841,872)	11,594
Decrease(Increase) in inventories	(9,978)	(48,490)
Decrease(Increase) in other receivables and prepayment	10,019	(33,954)
Increase (Decrease) in Accounts payables	(13,641)	(45,123)
Increase (Decrease) in tax payable	50,077	(7,678)
Increase (Decrease) in customer deposit	45,038	927
Increase (Decrease) in other payables and accrued liabilities	(155,765)	(142,390)
Net cash provided/(used) by operating activities	(487,140)	147,759

Cash flows from investing activities
Payments for purchases and construction of plant and equipment	(119,445)	(84,034)
Payment for deposits	(16,244)	-
Net cash used in investing activities	(135,689)	(84,034)

Cash flows from financing activities
Borrow from (payment to) related parties	205,941	(266,062)
Net cash provided/(used) in financing activities	205,941	(266,062)

Net Increase of cash and cash equivalents	(416,890)	(202,337)

Effect of foreign currency translation on cash	23,749	1,337

Cash & cash equivalents at beginning of period	609,397	504,676

Cash & cash equivalents at end of period	$ 216,256	$ 303,676

Supplementary information
Interest paid	$ -	$ -
Income taxes paid	$ 78,792	$ 36,960

See Accompanying Notes to the Financial Statements.

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

See Accompanying Notes to the Financial Statements.

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

	June 30, 2011	December 31, 2010
PRC subsidiaries registered capital
- Dalian Vitup Healthcare	$ 1,180,159	$ 1,180,159
Statutory reserve ceiling based on 50% of PRC registered capital	590,079	590,079

Less: Retained earnings appropriated to statutory reserve	239,261	239,261
Impact of foreign currency translation	-	-
Reserve commitment outstanding	$ 350,819	$ 350,819

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

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

Cash Flow

	Six Months Period Ended June 30,
	2011	2010

Net cash (used by) provided by operating activities	$(487,140)	$147,759
Net cash used in investing activities	$(135,689)	$(84,034)
Net cash provided by (used in) financing activities	$205,941	$(266,062)
Effect of exchange rate change on cash and cash equivalents	$23,749	$1,337

Cash and Cash Equivalents, Beginning of Period	$609,397	$504,676

Cash and Cash Equivalents End of Period	$216,256	$303,676

Net Cash Provided by Operating Activities Net cash used in operating activities for the six months ended June 30, 2011 was $487,140 as compared to net cash provided by operating activities for the six months ended June 30, 2010 of $147,759. This change is primarily attributable to an increase experienced by the Company in accounts receivable.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

SCH XBRL Schema Document.

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101

LAB XBRL Taxonomy Extension Label Linkbase Document.

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA VITUP HEALTH CARE HOLDINGS, INC.

By:  /S/ Feng Gu

Feng Gu, Chief Executive Officer, Director

Date:  September 13, 2011

By:  /S/ Chunxiang Li

Chunxiang Li, Chief Financial Officer, Principal Accounting Officer

Date:  September 13, 2011