Form 10-Q
period 2011-09-30
CHINA VITUP HEALTH CARE HOLDINGS, INC.
filed 2011-11-14
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X] No

As of November 10, 2011 the Issuer had 15,000,000 shares of common stock issued and outstanding.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

Consolidated Balance Sheets	3 – 4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flows	6

Consolidated Statements of Stockholders’ Equity	7

Notes to Financial Statements	8 – 20

China Vitup Health Care Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

	Note	September 30, 2011	December 31, 2010
		[Unaudited]	[Audited]
Assets
Current assets
Cash and cash equivalents	2D	$ 451,633	$ 609,397
Accounts receivable, net	2E,3	489,042	417,888
Inventories	2F	86,244	70,071
Related Party Receivable	8B	-	116,412
Other receivable and Prepayments		97,221	36,143
Total current assets		1,124,140	1,249,911

Non-current assets
Plant and equipment, net	2G, 4	1,537,996	1,868,339
Intangible assets	2H,5	36,190	-
Long term prepaid expense for related party	8C	932,336	364,981
Deposit		16,402	-
Total non-current assets		2,522,924	2,233,320

Total Assets		$ 3,647,064	$ 3,483,231

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Account payables		$ 390,261	$ 641,836
Customer deposit	2J	445,020	292,008
Income tax payable		38,377	46,404
Other payables and accrued liabilities	6	259,338	170,464
Total current liabilities		1,132,996	1,150,712

Non-current Liabilities		-	1,143,672
Total non-current liabilities		-	1,143,672

Total Liabilities		$ 1,132,996	$ 2,294,384

See Accompanying Notes to the Financial Statements.

China Vitup Health Care Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

	Note	September 30, 2011	December 31, 2010
		[Unaudited]	[Audited]
Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 share authorized, nil share issued and outstanding as of September 30, 2011 and December 31, 2010		$ -	$ -
Common stock, par value $0.0001, 500,000,000 shares authorized, 15,000,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010		1,500	1,500
Additional paid-in capital		1,214,141	167,481
Statutory reserves	2K	239,261	239,261
Equity of VIE		-	(97,012)
Retained earnings		793,180	660,140
Accumulated other comprehensive income	2O	265,986	217,478
Total stockholders’ equity		2,514,068	1,188,848

Total Liabilities and Stockholders’ Equity		$ 3,647,064	$ 3,483,231

See Accompanying Notes to the Financial Statements.

China Vitup Health Care Holdings, Inc.

Consolidated Statements of Income

For the three months and nine months ended September 30, 2011 and 2010

(Stated in US Dollars)

	Note	Three months ended September 30		Nine months ended September 30
		2011	2010	2011	2010

Revenue	2L	$ 1,099,355	$ 927,985	$ 3,287,368	$ 2,286,461
Cost of revenue	2M	685,419	405,139	2,271,146	1,085,120
Gross profit		413,936	522,846	1,016,222	1,201,341

Selling expenses		43,764	18,519	142,505	52,117
General and administrative expenses		306,085	249,520	680,735	652,245
Total operating expenses		349,849	268,039	823,240	704,362

Operating income		64,087	254,807	192,982	496,979

Other income		483	-	74,841	-
Other expense		(2,620)	(727)	(17,904)	(25,492)
Interest income(expense)		680	(45)	1,145	(2,575)
Total other income/(expense)		(1,457)	(772)	58,082	(28,067)

Pre-tax income		62,630	254,035	251,064	468,912

Provisions for income tax	2N,7	25,196	17,762	118,024	47,034

Net income		$ 37,434	$ 236,273	$ 133,040	$ 421,878

Earnings per share	2P,12
Basic		$ 0.002	$ 0.016	$ 0.009	$ 0.028
Diluted		$ 0.002	$ 0.016	$ 0.009	$ 0.028

Weighted average shares outstanding
Basic		15,000,000	15,000,000	15,000,000	15,000,000
Diluted		15,000,000	15,000,000	15,000,000	15,000,000

See Accompanying Notes to the Financial Statements.

China Vitup Health Care Holdings, Inc.

Consolidated Statements of Cash Flows

For the three and nine months ended September 30, 2011 and 2010

(Stated in US Dollars)

	Nine months ended September 30
	2011	2010
Net Income	$ 133,040	$ 421,878
Adjustments to reconcile net income to net cash from operations:
Amortization	21,506	-
Depreciation	464,248	335,365
Provision for bad debt	4,940	-
Changes in operating assets and liabilities:
Decrease(increase) in accounts receivable	(76,094)	(221,862)
Decrease(Increase) in inventories	(16,173)	(44,487)
Decrease(Increase) in other receivables and prepayment	(61,078)	1,296
Decrease(Increase) in Long-Term Deposit	-	(15,404)
Increase (Decrease) in Accounts payables	(51,275)	37,885
Increase (Decrease) in tax payable	(1,470)	5,435
Increase (Decrease) in customer deposit	153,015	-
Increase (Decrease) in Deferred Revenue	-	(771)
Increase (Decrease) in other payables and accrued liabilities	(117,984)	(151,612)
Net cash provided by operating activities	452,675	367,723

Cash flows from investing activities
Payments for purchases and construction of plant and equipment	(191,046)	(114,975)
Payment for deposits	(16,244)	(105,886)
Net cash used in investing activities	(207,290)	(220,861)

Cash flows from financing activities
Borrow from (payment to) related parties	(450,943)	(423,912)
Net cash used in financing activities	(450,943)	(423,912)

Net decrease of cash and cash equivalents	(205,558)	(277,050)

Effect of foreign currency translation on cash	47,794	5,562

Cash & cash equivalents at beginning of period	609,397	504,676

Cash & cash equivalents at end of period	$ 451,633	$ 233,188

Supplementary information
Interest paid	$ 16	$ -
Income taxes paid	$ 127,272	$ 55,317

See Accompanying Notes to the Financial Statements.

China Vitup Health Care Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

							Accumulated
	Number		Additional				other
	Of	Common	paid in	Statutory	Equity	Retained	comprehensive
	shares	stock	capital	Reserve	of VIE	Earnings	income	Total
Balance at January 1, 2010	15,000,000	$ 1,500	$ 167,481	$ 239,261	$ (97,012)	$ 686,895	$ 132,495	$ 1,130,620
Net income	-	-	-	-	-	(26,755)	-	(26,755)
Foreign currency translation adjustment	-	-	-	-	-	-	84,983	84,983
Balance at December 31, 2010	15,000,000	$ 1,500	$ 167,481	$ 239,261	$ (97,012)	$ 660,140	$ 217,478	$ 1,188,848

Balance at January 1, 2011	15,000,000	$ 1,500	$ 167,481	$ 239,261	$ (97,012)	$ 660,140	$ 217,478	$ 1,188,848
Prior year adjustment	-	-	1,046,660	-	97,012	-	-	1,143,672
Net income	-	-	-	-	-	133,040	-	133,040
Foreign currency translation adjustment	-	-	-	-	-	-	48,508	48,508
Balance at September 30, 2011	15,000,000	$ 1,500	$ 1,214,141	$ 239,261	$ -	$ 793,180	$ 265,986	$ 2,514,068

Comprehensive Income
	September 30, 2011	December 31 2010	Accumulated Total
Net income	$ 133,040	$ (26,755)	$ 106,285
Foreign currency translation adjustment	48,508	84,983	133,491
	$ 181,548	$ 58,228	$ 239,776

See Accompanying Notes to the Financial Statements.

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

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

b.)

On August 30, 2006, under the laws of the People’s Republic of China (“PRC”), Dalian Vitup Management Holdings Co., Ltd. (“Dalian Vitup Management” or “WFOE”) was incorporated as a wholly-foreign owned entity. WFOE is wholly-owned by China Vitup BVI.

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

E.

Accounts receivable

Accounts receivable are disclosed at the net value of all outstanding invoice amounts less management’s estimate for doubtful accounts. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts. Management’s allowance for doubtful accounts at September 30, 2011 was 1% of gross accounts receivables.

In regards to the Company’s allowance for doubtful accounts, we keep one general reserve, the amount of which equals 1% of gross account receivables. We have no specific reserve, as we believe adequate provisions for doubtful accounts have been provided through our general reserve. When estimating the allowance for doubtful accounts, we take into consideration: 1) our track record of payment collection, which shows zero experience of any material delinquent accounts that were uncollectible and that we have not written off material balance; 2) the enhanced measures we currently take to minimize failure of collection, which include having internal staff call for payment, filing legal pledge, collecting agent to collect the outstanding balance, etc. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

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

The Company assessed its buildings, equipment, vehicles, and software licenses for production. At September 30, 2011, the Company has concluded that its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience profit during the periods ended September 30, 2011.

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

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

Under all circumstances, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet related performance or staffing criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined. For the nine months ended September 30, 2011, the Company has determined no reserve for these potential adjustments.

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

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

Exchange Rates	September 30, 2011	December 31, 2010
Year-end RMB : US$ exchange rate	6.40180	6.61180
Average twelve-month RMB : US$ exchange rate	6.50601	6.77875

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

T.

Recent accounting pronouncements

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public- entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

In June 2011, the FASB issued an Accounting Standard Update (“ASU” No. 2011-05, “Comprehensive Income (Topic 220). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations

3.

Accounts Receivable

Accounts receivable at September 30, 2011 consisted of the following:

	September 30, 2011	December 31, 2011
Accounts receivable	$ 493,982	$ 417,888
Less: Allowance for doubtful accounts	4,940	-
Accounts receivable, net	$ 489,042	$ 417,888

Allowance for doubtful accounts
Beginning balance	$ -	$ -
Allowance provided	4,940	-
Charged against allowance	-	-
Reversals	-	-
Ending balance	$ 4,940	$ -

Accounts receivable aging analysis:-

September 30, 2011
1-30 Days	$ 166,767
30-60 Days	67,017
60-120 Days	116,793
121-365 Days	50,704
Over 365 Days	92,701
Total	$ 493,982

The Company believes it has provided adequate provisions for doubtful accounts. In a situation, the Company uses all its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collecting agents to collect the outstanding balance, but the collection is no longer probable. The Company will write off the balance against the allowance for doubtful accounts. In the event that previously written off receivables are collected, the Company will re-establish the allowance of bad debt.

From the inception of business, the Company has not experienced any material delinquent accounts that were uncollectible, and has not written off material balance against the allowance for doubtful accounts.

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

4.

Plant and Equipment

Plant and equipment consisted of the following at September 30, 2011 and December 31, 2010:-

At		Accumulated
September 30, 2011:-	Cost	Depreciation	Net
Leasehold improvements	$ 887,625	$ 648,876	$ 238,749
Medical equipments	2,477,839	1,590,923	886,916
Motor vehicles	438,435	211,308	227,127
Furniture, fixtures and equipment	639,504	454,300	185,204
	$ 4,443,403	$ 2,905,407	$ 1,537,996

At		Accumulated
December 31, 2010:-	Cost	Depreciation	Net
Leasehold improvements	$ 862,145	$ 573,712	$ 288,433
Medical equipments	2,358,684	1,310,459	1,048,225
Motor vehicles	425,850	172,670	253,180
Furniture, fixtures and equipment	662,819	384,318	278,501
	$ 4,309,498	$ 2,441,159	$ 1,868,339

Depreciation expenses were $464,248 and $335,365 for the nine months ended September 30, 2011 and 2010, respectively.

5.

Intangible Assets

The components of the Company’s intangible assets are as follows:

At		Accumulated
September, 2011:-	Cost	Amortization	Net
Software	$ 57,696	$ 21,506	$ 36,190
	$ 57,696	$ 21,506	$ 36,190

6.

Other Payable and Accrual Liability

Description	September 30, 2011	December 31, 2010
Accrued expenses	$ 52,480	$ 5,108
Salaries payable	200,299	159,202
Other tax payables	6,559	6,154
	$ 259,338	$ 170,464

7.

Income Taxes

In respect of the Company and its subsidiaries domiciled and operated in United States, British Virgin Islands, and the People’s Republic of China, the taxation of these entities are summarized below:

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

Entities	Countries of Domicile	Income Tax Rate
China Vitup Health Care Holdings, Inc.	United States	34%
China Vitup Healthcare Holdings, Inc.	BVI	0%
Dalian Vitup Management Holdings Co., Ltd.	PRC	25%
Dalian Vitup Healthcare Management Co. Ltd.	PRC	25%

Since the Company is primarily a holding company without any business activities in United States, the Company did not incur any U.S. tax for the nine months ended September 30, 2011 and 2010, respectively.

Description	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Income (loss) before taxes:
U.S. Federal	$ -	$ -
U.S. State	-	-
BVI	(62,140)	(25,077)
PRC	313,204	493,989
Total income before taxes	$ 251,064	$ 468,912

Provision for taxes:
Current:
U.S. Federal	$ -	$ -
U.S. State	-	-
BVI	-	-
PRC	118,024	47,034
	$ 118,024	$ 47,034
Deferred:
U.S. Federal	$ -	$ -
U.S. State	-	-
BVI	-	-
PRC	-	-
	-	-
Valuation Allowance	-	-
Deferred tax:	$ -	$ -
Total provision for taxes	$ 118,024	$ 47,034
Effective tax rate	47.01%	10.03%

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the nine months ended September 30, 2011 and 2010 are shown in the following table:-

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00%)	(9.00%)
Accruals in foreign jurisdictions	22.01%	(14.97%)
Effective tax rate	47.01%	10.03%

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

8.

Related Party Transactions

A.

Related party transactions

For the nine months ended September 30, 2011 and 2010, respectively, the Company paid rent charge of $43,074 and $41,004, to Mr. Shubin Wang, a major shareholder and director of the Company at the current market value in a normal course of business, for the following properties:-

(i)

The healthcare facility center with a term of 15 years commencing from 2004 through 2019.

(ii)

The office premise with a term of 20 years commencing from 2006 through 2026.

B.

Due from related parties

As of September 30, 2011 and December 31, 2010, the Company recorded due from Mr. Shubin Wang, Ms. Feng Gu, the directors of the Company, and their companies, as due from related parties amounting to zero and $116,412, respectively, which is unsecured, interest free and due on demand.

C.

Long-term prepaid expense for related party

The Company recorded long term prepaid expense for related party at $932,336 and $364,981 as of September 30, 2011 and December 31, 2010, respectively, which is unsecured, interest free and due on demand.

9.      Risks

A.

Credit risk

Since the Company’s inception, most of the age of account receivables has been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

B.

Major customers and vendors

For the nine months ended September 30, 2011, there are no customers and vendors who individually accounts for 10% or more of revenues and purchases, respectively. 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

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

The Company’s financial instruments consist mainly of cash. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:-

At September 30, 2011:-	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$ 451,633	$ -	$ -	$ 451,633
Restricted cash	-	-	-	-
Total financial assets	451,633	-	-	451,633

Financial liabilities:
Notes payable	-	-	-	-
Total financial liabilities	$ -	$ -	$ -	$ -

At December 31, 2010:-	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$ 609,397	$ -	$ -	$ 609,397

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

Restricted cash	-	-	-	-
Total financial assets	609,397	-	-	609,397

Financial liabilities:
Notes payable	-	-	-	-
Total financial liabilities	$ -	$ -	$ -	$ -

In January 2008, the Company adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, now known as the provisions of Accounting Standards Codification subtopic 825-10 (formerly SFAS 159), Fair Value Option for Financial Assets and Financial Liabilities, and have elected not to measure any of our current eligible financial assets or liabilities at fair value. SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008.  We did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the nine months ended September 30, 2011.

11.

Commitments

A.

Operating lease commitments

The Company leases a healthcare center, a clinic and an office premise in Dalian City, PRC from Mr. Shubin Wang, a related party, under several non-cancelable operating lease agreements; the Company also leases a clinic in Dalian City from Shangri-La Hotel, an outside party, under a non-cancelable operating lease agreement. Costs incurred for the healthcare center, clinics and office premise under theses operating leases are recorded as rent expenses in the amounts of $90,600 and $38,097 for the nine months ended September 30, 2011 and 2010, respectively.

For the twelve months ending December 31:

Fiscal Years	Commitments
2011	$ 30,941
2012	123,762
2013	91,485
2014	59,207
2015	59,207
$ 364,602

B.

Long-term purchase commitment

In December 2006, the Company entered into a contract with a medical equipment supplier whereby the Company was obliged to purchase a minimum of approximately $76,852 of biochemical reagent for 5 years starting from 2007. For the nine months ended September 30, 2011 and 2010, the Company incurred $13,216 and $8,239, respectively.

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

China Vitup Health Care Holdings, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

	September 30, 2011	December 31, 2010
PRC subsidiaries registered capital
- Dalian Vitup Healthcare	$ 1,180,159	$ 1,180,159
Statutory reserve ceiling based on 50% of PRC registered capital	590,079	590,079

Less: Retained earnings appropriated to statutory reserve	239,261	239,261
Impact of foreign currency translation	-	-
Reserve commitment outstanding	$ 350,819	$ 350,819

12. Earnings per Share

	Nine months ended
	September 30, 2011	September 30, 2010

Net Income	$ 133,040	$ 421,878

Income available to Common Stockholders	$ 133,040	$ 421,878

Original Shares of Common Stock	15,000,000	15,000,000
New Issuance of Common Stock	-	-
Basic Weighted Average Shares Outstanding	15,000,000	15,000,000

Addition to Common Stock from conversion of Preferred Stock	-	-
Addition to Common Stock from exercise of Warrant	-	-
Diluted Weighted Average Shares Outstanding	15,000,000	15,000,000

Earnings Per Share
- Basic	$ 0.009	$ 0.028
- Diluted	$ 0.009	$ 0.028

Weighted Average Shares Outstanding
- Basic	15,000,000	15,000,000
- Diluted	15,000,000	15,000,000

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2011.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended September 30, 2011 Compared to the Three Month Period Ended September 30, 2010.

Revenue

During the three months ended September 30, 2011 the Company had revenue of $1,099,355 as compared to revenue of $927,985 during the three months ended September 30, 2010, an increase of $171,370, or 18%.

Of the $1,099,355 in revenue generated during the three months ended September 30, 2011, the revenue generated from health management service was $762,899, an increase of $51,807, or 7%, as compared to the same period of 2010. This increase was primarily attributable to the fact that: (i) we enhanced our promotional efforts for business relating to the provision of enterprise healthcare services; and (ii) we established additional customers in the third quarter of 2011 which resulted in an increase of enterprise clients especially for government agencies, which in turn enhanced the Company’s revenue.

Of the $1,099,355 in revenue generated during the three months ended September 30, 2011, the revenue generated from the general treatment services was $336,456, an increase of $119,563, or 55% as compared to the same period of 2010.This increase was primarily attributable to the facts that: (i) we employed persons with strong medical expertise including Chinese and Japanese expertise, established a professional medical team, and expanded outpatient medical care, developed chronic disease treatment and management (diseases like hypertension, diabetes, arteriosclerosis); and (ii) we experienced a large increase of foreign customers, particularly foreigners living in Dalian.

The following charts illustrate the changes in our revenue generated by our health management service and general treatment service during the three months ended 2011, as compared to the same period of 2010:

	Three Months Ended September 30,
	2011	2010	% Change
Health management service revenue
- Product sale	-	-	-
- Service revenue	$762,899	$711,092	7%

Total Health management service revenue	$762,899	$711,092	7%

	Three Months Ended September30,
	2011	2010	% Change
General treatment revenue:
- Product sale	$94,197	$107,942	(13)%
- Service revenue	$242,259	$108,951	122%

Total General treatment service revenue	$336,456	$216,893	55%

The Company has three major types of customers: (i) Individuals and Members, (ii) Enterprises including Governmental Agencies, and (iii) General Treatment. Each customer type’s proportion of the total revenue generated by the Company for the three months ended September 30, 2011 was 12%, 57% and 31%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the three months ended September 30, 2011 and 2010

	Three Months Ended September 30,
Customer Type	2011 ($)	% of Total	2010 ($)	% of Total	Change	% Change
Individuals & Members	137,322	12%	269,581	29%	(132,259)	(77)%
Enterprises (including Government Agencies)	625,577	57%	441,511	48%	184,066	107%
General Treatment	336,456	31%	216,893	23%	119,563	70%
TOTAL	1,099,355	100%	927,985	100%	171,370	100%

As illustrated above, the Company’s operating revenue from Individuals & Members, Enterprises and General Treatment for the three months ended September 30, 2011 increased by $(132,259), $184,066 and $119,563, or approximately (77) %, 107% and 70%, respectively as compared to the same period of 2010.

Cost of Revenues

During the three months ended September 30, 2011, our cost of revenues was $685,419 as compared to costs of revenues of $405,139 for the same period of 2010, an increase of $280,280 of 69%. The increase in cost of revenues for the three months ended September 30, 2011 was primarily attributable to the following reasons, (i) inspection expense increased by $93,618 due to the Company’s increase in its number of clients which led to the increase of the inspection items; (ii) the salary and related expense increased by $95,792 as the Company employed high ranking medical and administrative staff and the wages of the doctors and nurses were increased in the year of 2011; and (iii) the medical consumption increased by $30,550 as a result of the increase of number of the Company’s clients.

Operating Expenses

Our operating expenses for the three months ended September 30, 2011 were $349,849, as compared to $268,039 for the three months ended September 30, 2010, an increase of $81,810 or approximately 31%. This increase was attributable to an increase in selling expenses and general and administrative expenses which are discussed below.

Selling Expense Selling expense totaled $43,764 for the three months ended September 30, 2011 as compared to $18,519 for the three months ended September 30, 2010, an increase of $25,245, or approximately 136%.The increase of selling expenses was primarily attributable to an increase of marketing department salary and target performance bonus.

General and administrative expenses General and administrative expenses totaled $306,085 for the three months ended September 30, 2011as compared to $249,520 for the three months ended September 30, 2010, an increase of$56,565, or 23%. The increase of general and administrative expenses was primarily attributable to an increase in admin department salary and related expense and audit expense.

The following chart illustrates the changes in our operating expenses for the three months ended September 30, 2011, as compared to the same period of 2010:

	Three Months Ended September 30,
	2011 ($)	2010 ($)	% Change
Operating expenses:
Selling expenses	43,764	18,519	136%
General and administrative expenses	306,085	249,520	23%

Total operating expenses	349,849	268,039	31%

Net Income

We experienced a net income of $37,434 for the three months ended September 30, 2011 as compared to net income of $236,273 for the three months ended September 30, 2010, a decrease of $198,839, or 84%.  The decrease was primarily attributable to the sharply increase in cost of revenue especially in labor cost and inspection expense which offset the increase in revenue as compared to the same periods in 2010.

Results of Operations for the Nine Month Period Ended September 30, 2011 Compared to the Nine Month Period Ended September 30, 2010.

Revenue

During the nine months ended September 30, 2011 the Company had revenue of $3,287,368, as compared to revenue of $2,286,461 during the nine months ended September 30, 2010, an increase of $1,000,907, or 44%.

Of the $3,287,368 in revenue generated during the nine months ended September 30, 2011, the revenue generated from health management service was $2,523,653, an increase of $642, 616, or 34% as compared to the same period of 2010. This increase was primarily attributable to the fact that: (i) we enhanced our promotional efforts for business relating to the provision of enterprise healthcare services; and (ii) we established additional customers in the first three quarters of 2011 which resulted in an increase of enterprise clients especially for government agencies, which in turn enhanced the Company’s revenue.

Of the $3,287,368 in revenue generated during the nine months ended September 30, 2011, the revenue generated from the general treatment services was $763,715, an increase of $358,290, or approximately 88% as compared to the same period of 2010. This increase was primarily attributable to the facts that: (i) we employed persons with strong medical expertise including Chinese and Japanese expertise, established a professional medical team, and expanded outpatient medical care, developed chronic disease treatment and management (diseases like hypertension, diabetes, arteriosclerosis); and (ii) we experienced a large increase of foreign customers, particularly foreigners living in Dalian.

The following charts illustrate the changes in our revenue generated by our health management service and general treatment service during the nine months ended 2011, as compared to the same period of 2010:

	Nine Month Period Ended September 30,
	2011	2010	% Change
Health management service revenue
- Product sale	-	-	-
- Service revenue	$2,523,653	$1,881,037	34%

Total Health management service revenue	$2,523,653	$1,881,037	34%

	Nine Month Period Ended September 30,
	2011	2010	% Change
General treatment revenue:
- Product sale	$190,397	$176,366	8%
- Service revenue	$573,318	$229,059	150%

Total General treatment service revenue	$763,715	$405,425	88%

The Company has three major types of customers: (i) Individuals and Members, (ii) Enterprises including Governmental Agencies, and (iii) General Treatment. Each customer type’s proportion of the total revenue generated by the Company for the nine months ended September 30, 2011 was 14%, 63% and 23%, respectively.

The following chart illustrates the changes which occurred regarding the percent and amount of the Company’s revenue attributable to each customer type for the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
Customer Type	2011 ($)	% of Total	2010 ($)	% of Total	Change	% Change
Individuals & Members	454,258	14%	591,806	26%	(137,548)	(14)%
Enterprises (including Government Agencies)	2,069,395	63%	1,289,231	56%	780,164	78%
General Treatment	763,715	23%	405,424	18%	358,291	36%
TOTAL	3,287,368	100%	2,286,461	100%	1,000,907	100%

As illustrated above, the Company’s operating revenue from Individuals & Members, Enterprises and General Treatment for the nine months ended September 30, 2011 increased by $(137,548), $780,164 and $358,291, or (14)%, 78% and 36%, respectively as compared to the same period of 2010.

Cost of Revenues

During the nine months ended September 30, 2011, our cost of revenues was $2,271,146 as compared to costs of revenues of $1,085,120 for the same period of 2010, an increase of $1,186,026, or 109%. The increase in cost of revenues for the nine months ended September 30, 2011 was primarily attributable to,(i) inspection expense increased by $486,566 due to the Company’s increase in its number of clients which led to the increase of the inspection items; (ii) the salary and related expense increased by $218,752 as the Company employed high ranking medical and administrative staff and the wages of the doctors and nurses were increased in the first three quarters in 2011; and (iii) the medical consumption increased by $158,253 as a result of the increase of number of the Company’s clients.

.

Operating Expenses

Our operating expenses for nine months ended September 30, 2011 were $823,240, as compared to $704,362 for the nine months ended September 30, 2010, an increase of $118,878, or 17%.  This increase was primarily attributable to an increase in selling expenses. Selling expense totaled $142,505 for the nine months ended

September 30, 2011 as compared to $52,117 for the nine months ended September 30, 2010, an increase of $90,388, or 173%.The increase of selling expenses was primarily attributable to an increase of marketing department salary and target performance bonus.

The following chart illustrates the changes in our operating expenses for the nine months ended September 30, 2011, as compared to the same period of 2010:

	Nine Months Ended September 30,
	2011	2010	% Change
Operating expenses:
Selling expense	$142,505	$52,117	173%
General and administrative expense	$680,735	$652,245	4%

Total operating expenses	$823,240	$704,362	17%

Net Income

We experienced a net income of $133,040 for the nine months ended September 30, 2011 as compared to net income of $421,878 for the nine months ended September 30, 2010, a decrease of $288,838, or 68%.  The decrease was primarily attributable to the sharply increase in cost of revenue especially in labor cost and inspection expense which offset the increase in revenue as compared to the same periods in 2010.

Income Tax Expenses

The Company’s PRC subsidiary was subject to the PRC Enterprise Income Tax (“EIT”) at a rate of 25% on annual net income.

For the nine months ended September 30, 2011 the Company experienced an income tax expenses of $118,024 as compared to income tax expenses of $47,034 for the nine months ended September 30, 2010, an increase of $70,990, or 151%. The increase of income tax was primarily attributable to the change of EIT policy.

Current Assets & Total Assets

As of September 30, 2011, our unaudited balance sheet reflects that we have total current assets of $1,124,140 as compared to total current assets of $1,249,911 at December 31, 2010, a decrease of $125,771 or 10%. As of September 30, 2011, our balance sheet reflects that we have total assets of $3,647,064, as compared to total assets of $3,483,231 at December 31, 2010, an increase of $163,833 or 5%.

Cash and Cash Equivalents.  As of September 30, 2011, our cash and cash equivalents were $451,633 as compared to $609,397 at December 31, 2010, a decrease of $157,764, or 26%.  This decrease was primarily attributable to expense payment and other cash expenditures.

Accounts Receivable.  As of September 30, 2011, our accounts receivable were $489,042 as compared to accounts receivable of $417,888 at December 31, 2010, an increase of $71,154, or 17%. This increase was attributable to the facts that the Company signed some long-term contacts with enterprise client which were not settle up in the end of the quarter.

Total Current Liabilities and Total Liabilities

As of September 30, 2011, our balance sheet reflects that we have: i) total current liabilities of $1,132,996 as compared to total current liabilities of $1,150,712 at December 31, 2010, a decrease of $17,716 or approximately 2%; and ii) total liabilities of $1,132,996 as compared to total liabilities of $2,294,384, a decrease of $1,161,388, or 51% at December 31, 2010.

Cash Flow

	Nine Months Ended September 30,
	2011	2010

Net cash provided by operating activities	$452,675	$367,723
Net cash used in investing activities	$(207,290)	$(220,861)
Net cash used in financing activities	$(450,943)	$(423,912)

Net Cash Provided by Operating Activities Net cash provided by operating activities for the nine months ended September 30, 2011 was $452,675 as compared to net cash provided by operating activities for the nine months ended September 30, 2010 of $367,723, an increase of $84,952, or 23%. This increase was primarily attributable to an increase in customer deposit especially for the government agencies.

Net Cash Used in Investing Activities Net cash used in our investing activities was $207,290 for the nine months ended September 30, 2011, as compared to net cash used in investing activities of $220,861 for the nine months ended September 30, 2010, a decrease of $13,571, or 6%. This decrease was primarily due to the decrease in payment for deposit.

Net Cash Used in Financing Activities Net cash used in our financing activities was $450,943 for the nine months ended September 30, 2011, as compared to net cash used in our financing activities of $423,912 for the nine months ended December 31, 2010, an increase of $27,031, or 6%.. The increase was primarily due to the increase in payment to related parties.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  November 14, 2011

By:  /S/ Chunxiang Li

Chunxiang Li, Chief Financial Officer, Principal Accounting Officer

Date:  November 14, 2011