Form 10-Q
period 2023-03-31
Clean Vision Corp
filed 2023-05-15
CIK 1391426

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 024-11501

CLEAN VISION CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada	85-1449444
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2711 N. Sepulveda Blvd. #1051 Manhattan Beach, CA	90266
(Address of principal executive offices)	(Zip Code)

(424) 835-1845
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2023, there were 471,949,000 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s current beliefs, estimates and assumptions and on information currently available to management that we believe may affect our financial condition, results of operation, business strategy and financial need. Such statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

These risks and uncertainties include, among other things, risks related to our expectations regarding global macro-economic conditions, including the effects of inflation, rising and fluctuating interest rates and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market, and the development of the market for our products, which is new and evolving; our ability to effectively sustain and manage our growth and future expenses, achieve and maintain future profitability, attract new customers; the impact of the coronavirus pandemic (the “COVID-19 pandemic”) or its abatement, on our business, results of operations, financial condition, and future profitability and growth; the impact of the evolving COVID-19 pandemic on the businesses of our customers, partners and suppliers, and the economy; the effects of increased competition in our market and our ability to compete effectively; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to expand our strategic partnerships around the world; the sufficiency of our cash and capital resources to satisfy our liquidity needs; our ability to hire, retain and motivate qualified personnel, including executive level management; and our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions;.

Most of these factors are difficult to predict and are generally beyond our control. Therefore, you should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on form 10-Q.

1

CLEAN VISION CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN VISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets:
Cash	$350,962	$10,777
Prepaids	218,963	125,000
Prepaid for acquisition	1,000,000	—
Total Current Assets	1,569,925	135,777
Property and equipment	241,376	241,376
Total Assets	$1,811,301	$377,153
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$332,621	$377,746
Accrued compensation	625,352	641,639
Accrued expenses	257,105	250,355
Convertible note payable, net of discount of $2,274,118 and $183,560, respectively	525,882	476,440
Derivative liability	1,614,106	—
Loan payable	148,702	114,500
Loans payable – related party	22,490	27,017
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	3,593,351	1,954,790
Total Liabilities	3,593,351	1,954,790

Commitments and contingencies	—	—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding, respectively	1,800,000	1,800,000
Total mezzanine equity	1,800,000	1,800,000

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 462,499,000 and 402,196,273 shares issued and outstanding, respectively	462,500	402,197
Common stock to be issued	116,245	76,911
Additional paid-in capital	19,085,415	15,203,394
Accumulated other comprehensive loss	15,129	16,670
Accumulated deficit	(23,263,339)	(19,078,809)
Total stockholders’ deficit	(3,582,050)	(3,377,637)
Total liabilities and stockholders’ deficit	$1,811,301	$377,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating Expenses:
Consulting	$543,725	$331,178
Professional fees	415,746	77,154
Payroll expense	174,124	255,739
Director fees	74,500	4,500
General and administration expenses	249,947	234,650
Total operating expense	1,458,042	903,221

Loss from Operations	(1,458,042)	(903,221)

Other income (expense):
Interest expense	(427,656)	—
Change in fair value of derivative	1,680,685	—
Loss on debt issuance	(2,495,989)	(161,709)
Total other expense	(1,242,960)	(161,709)

Net loss before provision for income tax	(2,701,002)	(1,064,930)
Provision for income tax expense	—	—

Net loss	$(2,701,002)	$(1,064,930)

Other comprehensive income:
Foreign currency translation adjustment	(1,541)	(10,040)
Comprehensive loss	$(2,702,543)	$(1,074,970)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	431,421,124	313,699,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

 (Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock to be	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Deficit	Deficit
Balance, December 31, 2022	—	$—	2,000,000	$2,000	402,196,273	$402,197	$15,203,394	$76,911	$16,670	$(19,078,809)	$(3,377,637)
Stock dividend	—	—	—	—	21,816,590	21,817	1,461,711	—	—	(1,483,528)	—
Stock issued for services – related party	—	—	—	—	500,000	500	60,500	—	—	—	61,000
Stock issued for services	—	—	—	—	4,950,000	4,950	350,425	39,334	—	—	394,709
Stock issued for cash	—	—	—	—	16,750,000	16,750	318,250	—	—	—	335,000
Stock issued for debt conversion	—	—	—	—	19,286,137	19,286	366,437	—	—	—	385,723
Debt issuance cost – warrants issued	—	—	—	—	—	—	1,321,698	—	—	—	1,321,698
Shares cancelled	—	—	—	—	(3,000,000)	(3,000)	3,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,541)	(2,701,002)	(2,702,543)
Balance, March 31, 2023	—	$—	2,000,000	$2,000	462,499,000	$462,500	$19,085,415	$116,245	$15,129	$(23,263,339)	$(3,582,050)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock to be	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Deficit	Deficit
Balance, December 31, 2021	1,850,000	$1,850	2,000,000	$2,000	312,860,376	$312,861	$12,576,049	$227,544	$—	$(13,165,085)	$(44,781)
Cancellation of preferred	(1,850,000)	(1,850)	—	—	—	—	1,850	—	—	—	—
Stock issued for services	—	—	—	—	1,525,016	1,525	46,209	(6,119)	—	—	41,615
Debt issuance cost	—	—	—	—	—	—	161,709	—	—	—	161,709
Net loss	—	—	—	—	—	—	—	—	(10,040)	(1,064,930)	(1,074,970)
Balance, March 31, 2022	—	$—	2,000,000	$2,000	314,385,392	$314,386	$12,785,817	$221,425	$(10,040)	$(14,230,015)	$(916,427)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(2,701,002)	$(1,064,930)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	394,709	191,616
Stock issued for services – related party	61,000	—
Debt discount amortization	409,442	—
Loss on issuance of debt	2,495,989	161,709
Change in fair value of derivative	(1,680,685)	—
Changes in operating assets and liabilities:
Prepaid	(93,963)	(23,940)
Accounts payable	(45,125)	(28,985)
Accruals	32,946	(9,502)
Accrued compensation	(16,287)	2,250
Net cash used by operating activities	(1,142,976)	(771,782)

Cash Flows from Investing Activities:
Prepaid for acquisition	(1,000,000)	—
Purchase of property and equipment	—	(14,859)
Net cash used by investing activities	(1,000,000)	(14,859)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	2,120,500	300,000
Proceeds from the sale of common stock	335,000	—
Proceeds from notes payable - related party	5,000	—
Repayment of related party loans	(10,000)	—
Proceeds from notes payable	42,500	26,381
Payments - notes payable	(8,298)	(6,288)
Net cash provided by financing activities	2,484,702	320,093

Net change in cash	341,726	(466,548)
Effects of currency translation	(1,541)	(10,040)
Cash at beginning of period	10,777	835,657
Cash at end of period	$350,962	359,069

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$385,723	$—
Preferred stock issued for prepaid services	$—	$1,025,000

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

 Notes to Unaudited Consolidated Financial Statements

March 31, 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clean Vision Corporation (“Clean Vision,” “we,” “us,” or the “Company”) is a new entrant in the clean energy and waste-to-energy industries focused on clean technology and sustainability opportunities. Currently, we are focused on providing a solution to the plastic and tire waste problem by recycling the waste and converting it into saleable byproducts, such as hydrogen and other clean-burning fuels that can be used to generate clean energy. Using a technology known as pyrolysis, which heats the feedstock (i.e., plastic or tires) at high temperatures in the absence of oxygen so that the material does not burn, we are able to turn the feedstock into i) low sulfur fuel, ii) clean hydrogen and iii) carbon black or char (char is created in the pyrolysis of plastic, while carbon black is created when tires are pyrolyzed). We intend to generate revenue from three sources: service revenue from the recycling services we provide, revenue generated from the sale of the byproducts, and revenue generated from the sale of fuel cell equipment. Our mission is to aid in solving the problem of cost-effectively upcycling the vast amount of waste plastic generated on land before it flows into the world’s oceans, as well as to reduce the amount of tire waste.

We currently operate through our wholly-owned subsidiary, Clean-Seas, Inc. (“Clean-Seas”), which we acquired on May 19, 2020. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. We believe that this pilot project will showcase our ability to pyrolyze waste plastic (using pyrolysis), which will generate three byproducts: i) low sulfur fuel, ii) clean hydrogen, AquaHtm, and iii) char. We intend to sell the majority of the byproducts, while retaining a small amount of the low sulfur fuels and/or hydrogen to power our facilities and equipment. To date we have not generated any revenue from the provision of pyrolysis services nor have we generated any revenue from the sale of byproducts from our operations in India or fuel cell equipment and we do not currently have any contracts in place to sell these byproducts or fuel cell equipment. However, we believe that there is a strong market for low sulfur fuel and clean hydrogen, upon which we intend to focus our byproduct sales.

Clean-Seas, Inc. is Clean Vision Corporation’s first investment within its newly expanded scope. The acquisition of 100% of Clean Seas is Clean Vision Corporation’s first entrance into the clean energy space. Clean Seas has made significant progress in identifying and developing a new business model around the clean energy and waste to energy sectors. Clean Vision Corporation’s management team will incorporate the two companies into a single-minded, clean energy-focused entity.

Clean-Seas India Private Limited which was incorporated on November 17, 2021, as a wholly owned subsidiary of Clean-Seas, Inc.

Clean-Seas, Abu Dhabi PVT. LTD was incorporated in Abu Dhabi on December 9, 2021, as a wholly owned subsidiary of the Company. On January 19, 2022, the Company changed the name of its wholly owned subsidiary, Clean-Seas, Abu Dhabi PVT. LTD, to Clean-Seas Group. As of July 4, 2022, the Company ceased operations and is in the process of dissolving the corporation.

EndlessEnergy was incorporated in Nevada on December 10, 2021, as a wholly owned subsidiary of the Company. EndlessEnergy does not currently have any operations, but it was incorporated for the purpose of investing in wind and solar energy projects.

EcoCell was incorporated on March 4, 2022, as a wholly owned subsidiary of CVC. EcoCell does not currently have any operations, but we intend to use EcoCell for the purpose of licensing fuel cell patented technology.

Clean-Seas Arizona was incorporated on September 19, 2022, as a wholly owned subsidiary of Clean-Seas.

Clean-Seas, Inc. has established Clean-Seas Arizona as a joint venture pursuant to a Memorandum of Understanding (the “MOU”) signed on November 4, 2022, with Arizona State University and the Rob and Melani Walton Sustainability Solution Service. Pursuant to the MOU, the parties intend to establish a 100 ton per day waste plastic to clean hydrogen conversion facility in Arizona.

Acquisition of Ecosynergie

January 23, 2023, the Company’s wholly owned subsidiary, Clean-Seas, Inc. (“Clean-Seas”), entered into a definitive agreement (the “Agreement”) to acquire 51 percent (51%) of Agadir, Morocco-based Ecosynergie Group (“Ecosynergie”). The Agreement follows the companies’ execution of a binding term sheet to jointly develop a commercial scale pyrolysis facility that was previously announced on April 4, 2022.

Pursuant to the terms of the Agreement, at the closing which took place on April 25, 2023, which is expected to occur in the first quarter of 2023, and subject to customary closing conditions, Clean-Seas will pay at total of $6.5 million in cash for its controlling interest of Ecosynergie. $2.0M USD has already been paid, with the remaining $4.5M USD to be paid in 10 months. Ecosynergie’s current assets include: five hectares of suitably zoned land, licenses/permits to operate pyrolysis facilities, Ecosynergie’s inventory of equipment and supporting technology which includes two 10-TPD pyrolysis plants as well as two additional units discussed above to be commissioned, totaling 120 TPD of capacity. Ecosynergie currently has greater than 10,000 tons of feedstock ready to be converted into clean, low-sulfur fuels, hydrogen, and it has an off-take agreements with a local oil and gas distributors.

Upon closing the transaction, Ecosynergie is will be renamed Clean-Seas Morocco, LLC (“CSM”), which is the name of the joint venture entity the two companies established in April of last year. Daniel Harris, Clean Vision’s Chief Revenue Officer, will serve as CEO of CSM following the closing. Mohammed El Abbassi, Ecosynergie Director and General Manager, will become Chairman of the CSM Board which will eventually be comprised of five members including Dan Bates, CEO of Clean Vision Corp, Michael Dorsey, who is also a board member of Clean Vision Corp, and Halima Aboudine from Ecosynergie at the closing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2023 and not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2023, the Company had $83,813 of cash in excess of the FDIC’s $250,000 coverage limit.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended March 31, 2023 and December 31, 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the quarter ended March 31, 2023, include the accounts of the Company and its wholly owned subsidiaries, Clean-Seas, Inc and Clean-Seas India Private Limited, Clean-Seas Group, EndlessEnergy, EcoCell, Clean-Seas Arizona and Clean-Seas Morocco. As of March 31, 2023, there was no activity in Clean-Seas Group, EndlessEnergy or Clean-Seas Arizona.

Translation Adjustment

The accounts of the Company’s subsidiary Clean-Seas India Private Limited, are maintained in Rupees. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income is included in net loss and foreign currency translation adjustments.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2023, there are warrants to purchase up to 55,214,850 shares of common stock and approximately 45,539,000 dilutive shares of common stock from a convertible note payable. As of March 31, 2023 and 2022, there are 20,000,000 and 20,000,000 potentially dilutive shares of common stock, respectively, if the Series C preferred stock were to be converted. There are 2,000,000 shares of Series B preferred stock outstanding. The Series B Preferred Stock can automatically be converted on January 1, 2023, into shares of common stock at the rate of 10 shares of Common Stock for each share of Preferred Stock. As of March 31, 2023 and 2022, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable represents the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2023:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$1,614,106
Total	$—	$—	$1,614,106

Recently issued accounting pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue, had an accumulated deficit of $23,263,339 at March 31, 2023, and had a net loss of $2,701,002 for the three months ended March 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. The Company’s existence is dependent upon management’s ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt or cause substantial dilution for our stockholders in the case of equity financing.

NOTE 4 - PROPERTY & EQUIPMENT

Property and equipment are recorded at cost. The Company capitalizes purchases of property and equipment over $5,000. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows between three and five years.

Long lived assets, including property and equipment, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Clean-Seas, Inc. has purchased a pyrolysis unit for piloting and demonstration purposes which has been commissioned in Hyderabad, India as of May 2022. The unit will be used to showcase the Company’s technology and services, turning waste plastic into environmentally friendly commodities, to potential customers.

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2023	December 31, 2022
Pyrolysis unit	$185,700	$185,700
Equipment	55,676	55,676
Less: accumulated depreciation	—	—
Property and equipment, net	$241,376	$241,376

Depreciation expense

As of March 31, 2023, the Company’s fixed assets have not yet been placed into service. Depreciation will begin on the date the assets are placed into service.

NOTE 5 – LOANS PAYABLE

As of December 31, 2020, a third party loaned the Company a total of $114,500. The loan was used to cover general operating expenses, is non-interest bearing and due on demand. During the year ended December 31, 2021, the Company repaid $100,000 of the loan. During the year ended December 31, 2022, the same individual provided consulting/IR services to the Company valued at $100,000. The amount due was added to the note payable for a balance due of $114,500 as of March 31, 2023 and December 31, 2022, respectively.

Effective January 1, 2023, the Company acquired a financing loan for its Director and Officer Insurance for $42,500. The loan bears interest at 7.75%, requires monthly payments of $4,402.42 and is due within one year. As of March 31, 2023, the balance due is $34,202.

NOTE 6 – CONVERTIBLE NOTES

Silverback Capital Corporation

On March 31, 2022, the Company issued a Promissory Note to Silverback Capital Corporation (“Silverback”) in the amount of $360,000. The Company received $300,000, net of a $60,000 OID. The note bears interest at 8% per annum and matures in one year. The note may be converted to shares of common stock at $0.02 per share, provided, that if the Company effects a Qualified Offering (as defined in the note) the conversion price will be such price that represents a 20% discount to the offering price of the Company’s common Stock in the Offering. In the event of a default Silverback will have the option to convert at the lower of 1) .02 per share, or 2) a 20% discount to the five day trailing VWAP of the common stock. On February 21, 2023, Silverback fully converted the $360,000 note and $25,723 of interest into 19,286,137 shares of common stock.

Coventry Enterprises, LLC

On December 9, 2022, the Company entered into the Purchase Agreement with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued to Coventry a Promissory Note (the “Note”) in the principal amount of $300,000 in exchange for a purchase price of $255,000, net of a discount of $45,000. In addition, the Company issued to Coventry 15,500,000 shares of Common Stock (the “Commitment Stock”), of which 12,500,000 shares of Commitment Stock are to be returned to the Company upon the Company’s filing of the registration statement on or before 45 calendar days after the date of the Note. The 12,500,000 shares of common stock were returned to the Company in Q1 2023.

The Note bears “Guaranteed Interest” at the rate of 5% per annum for the 12 months from and after the date of issuance (notwithstanding the 11-month term of the Note for an aggregate Guaranteed Interest of fifteen thousand Dollars ($15,000), all of which Guaranteed Interest shall be deemed earned as of the date of the Note. The Principal Amount and the Guaranteed Interest are due and payable in seven equal monthly payments of $45,000, commencing on May 6, 2023, and continuing on the 6th day of each month thereafter until paid in full not later than November 6, 2023.

Walleye Opportunities Master Fund Ltd

On February 17, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a Schedule of Buyers. The Company has authorized a new series of senior convertible notes in the aggregate principal amount of $4,080,000, which Notes shall be convertible into shares of common stock at the lower of (a)120% of the closing price on the day prior to closing, (the “Fixed Conversion Price”) or (b) a 10% discount to the lowest daily volume weighted average price reported by Bloomberg (“VWAP”) of the Common Stock during the 10 trading days prior to the conversion date(collectively, the “Conversion Price”)

On February 17, 2023, the initial Investor of the Purchase Agreement purchased a senior convertible promissory note (the “Note”) in the original principal amount of $2,500,000 and a warrant to purchase 29,434,850 shares of the Company’s common stock. The maturity date of the Note is February 21, 2024 (the “Maturity Date”). The Note bears interest at a rate of 5% per annum. The Note carries an original issue discount of 2%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the Note. The Warrant is exercisable for shares of the Company’s common stock at a price of $0.845 per share and expires five years from the date of issuance.

The following table summarizes the convertible notes outstanding as of March 31, 2023:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2022	Additions	Conversions	Balance March 31, 2023
Silverback Capital Corporation	3/31/2022	3/31/2023	8%	$360,000	$—	$(360,000)	$—
Coventry Enterprises, LLC	12/29/2022	11/6/2023	5%	300,000	—	—	300,000
Walleye Opportunities Fund	2/21/2023	2/21/2024	5%	—	2,500,000	—	2,500,000
Total				$660,000	$2,500,000	$(360,000)	$2,800,000
Less debt discount				$(183,560)			(2,274,118)
Convertible note payable, net				$476,440			$525,882

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2022	$—
Increase to derivative due to new issuances	3,294,791
Decrease to derivative due to mark to market	(1,680,685)
Balance at March 31, 2023	$1,614,106

The Company uses the Black Scholes pricing model to estimate the fair value of its derivatives. A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy, as of March 31, 2023 is as follows:

Inputs	March 31, 2023	Initial Valuation
Stock price	$0.06	$0.1075
Conversion price	$0.0552	$0.0591
Volatility (annual)	164.52%	170.53%
Risk-free rate	4.64%	5.07%
Dividend rate	—	—
Years to maturity	0.90	1

NOTE 7 – RELATED PARTY TRANSACTIONS

Dan Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Dan Bates, CEO. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.

As of March 31, 2023 and December 31, 2022, the Company owed Mr. Bates, $240,000 and $220,000, respectively, for accrued compensation.

The Company issued to Mr. Bates three separate promissory notes, 1) on August 1, 2022, for $1,000, 2) on September 15, 2022, for $35,040, and 3) on October 6, 2022, for $1,000. The notes bear interest at 8% and are due on demand. As of December 31, 2022, the Company repaid $20,000, for a balance due of principal and interest of $26,040 and $977. During the three months ended March 31, 2023, Mr. Bates loaned the Company an additional $5,000 and was repaid $10,000. As of March 31, 2023, the balance due of principal and interest of $21,040 and $1,450.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month. As of March 31, 2023 and December 31, 2022, the Company owes Ms. Boulds $15,000 and $25,000 for accrued compensation, respectively.

Daniel Harris, Chief Revenue Officer

As of March 31, 2023 and December 31, 2022, the Company owed Mr. Harris, $37,500 and $37,500, respectively, for accrued compensation.

John Owen

Mr. Owen’s consulting agreement and his role as Chief Operating Officer were terminated effective as of November 21, 2022. Per the terms of the separation agreement with Mr. Owen, the Company acknowledges past due salary of $62,500. The Company made an initial payment of $2,500 and agreed to pay $5,000 a month beginning in January 2023. As of March 31, 2023, the Company owed Mr. Owen $45,000.

Chris Percy, a former Director

As of March 31, 2023 and December 31, 2022, the Company owed Chris Percy, a former Director, $96,250 and $96,250, respectively, for accrued compensation. On February 26, 2023, 3,000,000 shares of Mr. Percy’s common stock were cancelled.

Erfran Ibrahim, former CTO

As of March 31, 2023 and December 31, 2022, the Company owed Mr. Ibrahim, $60,000 and $60,000, respectively, for accrued compensation.

Michael Dorsey, Director

As of March 31, 2023 and December 31, 2022, the Company owed Mr. Dorsey, $4,500 and $9,000, respectively, for accrued director fees.

Greg Boehmer, Director

As of March 31, 2023 and December 31, 2022, the Company owed Mr. Boehmer, $6,500 and $4,500, respectively, for accrued director fees. In addition, the Company owes Mr. Boehmer $0 and $7,000, for consulting services as of March 31, 2023 and December 31, 2022.

Bart Fisher, Director

As of March 31, 2023, the Company owed Mr. Fisher, $4,500, for accrued director fees. On February 23, 2023. Mr. Fisher was granted 500,000 shares of common stock. The shares were valued at $0.122, the closing stock price on the date of grant, for total non-cash stock compensation of $61,000.

NOTE 8 – COMMON STOCK

The Company has entered into three consulting agreements that require the issuance of 31,251 shares of common stock per month through May 2023. During Q1 2023, the shares were valued at the closing stock price on the date of grant for total non-cash stock compensation of $5,985. As of March 31, 2023, the shares due have not been issued by the transfer agent and are included in common stock to be issued.

The Company has entered into a consulting agreement that requires the issuance of 5,000 shares of common stock per month beginning February 2022. During Q1 2023, the shares were valued at the closing stock price on the date of grant for total non-cash stock compensation of $950. As of March 31, 2023, the shares due have not been issued by the transfer agent and are included in common stock to be issued.

In addition to the monthly shares granted the Company also granted the following:

On January 26, 2023, the Company issued a total of 10,500,000 shares of common stock and warrants to purchase up to 10,500,000 additional shares of common stock, to four individuals pursuant to the Signed Securities Purchase Agreements on January 26, 2023, for total cash proceeds of $210,000. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.03 per share and expires three years from the date of issuance.

On February 22, 2023, the Company issued 6,250,000 shares of common stock and warrants to purchase up to 6,250,000 additional shares of common stock, to an individual pursuant to the Signed Securities Purchase Agreement, for total cash proceeds of $125,000. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.03 per share and expires three years from the date of issuance.

On January 30, 2023, the Company granted 1,000,000 shares of common stock for services. The shares were valued at $0.063, the closing stock price on the date of grant, for total non-cash compensation expense of $62,800.

On February 16, 2023, the Board of Directors approved a special dividend of five shares of the Company’s common stock for every one hundred shares of common stock issued and outstanding (the “Dividend”). The record date for the Dividend is February 27, 2023, and the payment date is March 13, 2023. The shares were valued at $0.068, for a total value of $1,483,582, which has been debited to the accumulated deficit.

On February 23, 2023, the Company granted 600,000 shares of common stock for services. The shares were valued at $0.122, the closing stock price on the date of grant, for total non-cash compensation expense of $73,200.

On March 7, 2023, the Company granted 850,000 shares of common stock for services. The shares were valued at $0.068, the closing stock price on the date of grant, for total non-cash compensation expense of $57,375.

On March 17, 2023, the Company granted 3,000,000 shares of common stock for services. The shares were valued at $0.065, the closing stock price on the date of grant, for total non-cash compensation expense of $194,400. As of March 31, 2023, 500,000 of the shares were not yet issued by the transfer agent. $32,400 is included in common stock to be issued.

On February 21, 2023, Silverback Capital Corporation, fully converted its note dated March 31, 2022, with principal and interest of $360,000 and $25,723, respectively, into 19,286,137 shares of common stock.

Refer to Note 7 for shares issued to related parties.

NOTE 9 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock at $0.001 par value per share with the following designations.

Series A Redeemable Preferred Stock

On September 21, 2020, the Company created a series of Preferred Stock designating 2,000,000 shares as Series A Redeemable Preferred Stock ranks senior to the Company’s Common Stock upon the liquidation, dissolution or winding up of the Company. The Series A Preferred Stock does not bear a dividend or have voting rights and is not convertible into shares of our Common Stock.

Series B Preferred Stock

On December 14, 2020, the Company designated 2,000,000 shares of its authorized preferred stock as Series B convertible, non-voting preferred Stock. The Series B Preferred Stock does not bear a dividend or have voting rights. The Series B Preferred Stock can automatically be converted on January 1, 2023, into shares of common stock at the rate of 10 shares of Common Stock for each share of Preferred Stock. Holders of our Series B Preferred Stock have anti-dilution rights protecting their interests in the Company from the issuance of any additional shares of capital stock for a two year period following conversion of the Preferred Stock calculated at the rate of 20% on a fully diluted basis.

On December 17, 2020, the Company entered into a three-year consulting agreement with Leonard Tucker LLC. Per the terms of the agreement, Leonard Tucker LLC received 2,000,000 shares of Series B Preferred Stock for services provided. The preferred stock to be issued are classified as mezzanine equity until they are fully issued.

Series C Preferred Stock

On February 19, 2021, the Company amended its Articles of Incorporation whereby 2,000,000 shares of preferred stock were designated Series C Convertible Preferred Stock. The holders of the Series C preferred stock are entitled to 100 votes and shall vote together with the holders of common stock. Each share of the Series C preferred stock is convertible into ten shares of common stock.

NOTE 10 – WARRANTS

On October 6, 2022, the Company issued warrants to purchase up to 40,000 shares of common stock in conjunction with the issuance of a note payable. The warrants are exercisable for 3 years with an exercise price of $0.01. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity.

January 26, 2023, the Company issued a total of 10,500,000 shares of common stock and warrants to purchase up to 10,500,000 additional shares of common stock, to four individuals pursuant to the Signed Securities Purchase Agreements on January 26, 2023, for total cash proceeds of $210,000. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.03 per share and expire three years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $134,836, which has been accounted for in additional paid in capital.

On February 22, 2023, the Company issued 6,250,000 shares of common stock and warrants to purchase up to 6,250,000 additional shares of common stock, to an individual pursuant to the Signed Securities Purchase Agreement, for total cash proceeds of $125,000. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.03 per share and expires three years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $193,063 which has been accounted for in additional paid in capital.

On February 17, 2023, the initial Investor of the Purchase Agreement purchased a senior convertible promissory note (the “Note”) in the original principal amount of $2,500,000 and a warrant to purchase 29,434,850 shares of the Company’s common stock. The maturity date of the Note is February 21, 2024 (the “Maturity Date”). The Note bears interest at a rate of 5% per annum. The Note carries an original issue discount of 2%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the Note. The Warrant is exercisable for shares of the Company’s common stock at a price of $0.845 per share and expires five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $1,321,698 which has been accounted for in additional paid in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2021	—	—	—
Issued	9,040,000	$0.02	2.49
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2022	9,040,000	$0.02	2.25
Issued	46,174,850	$0.55	5.26
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, March 31, 2023	55,214,850	$0.46	4.91	$819,500

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Project Finance Arrangement

On November 4, 2022, the Company entered into a consulting agreement (the “Agreement”) with Edge Management, LLC (“Edge”), a services firm based in New York City. Under the Agreement, Edge will assist us to develop, structure and implement project finance strategies (“Project Finance”) for our clean energy installations around the world. Financing strategies will be in amounts and upon terms acceptable to us, and may include, without limitation, common and preferred equity financing, mezzanine and other junior debt financing, and/or senior debt financing, including but not limited to one or more bond offerings (“Project Financing(s)”). Under the Agreement, Edge is engaged as our exclusive representative for Project Financing matters. Edge is entitled to receive a cash payment for any Project Financing involving as follows: 5% of the gross amount of the funding facilities (up to $500 million) of all forms approved by the lender (“Lender”) introduced by Edge and or its affiliates and accepted by the Company on closing (“Closing”), 4% of the gross amount of the funding facilities (for the tranche of funding ranging from $500,000,001 to $1,000,000,000) approved by the Lender introduced by Edge and or its affiliates and accepted by the Company on Closing, and 3% of the subsequent gross amount ($1,000,000,001 and greater) of the funding facilities of all forms approved by the Lender introduced by Edge and/or its affiliates and accepted by the Company on Closing. In addition to the cash consulting fee, Edge shall be issued cashless, five-year warrants equal to: 2% (at a strike price to be mutually determined by the Parties for the first tranche of funding, up to $500 million), 1% (at a strike price to be mutually determined by the Parties for the tranche of funding ranging from $500,000,001 to $1,000,000,000), and 1% (at a strike price to be mutually determined by the Parties for any and all subsequent Debt Funding ($1,000,000,001 and greater)) of the outstanding common and preferred shares, warrants, options, and other forms of participation in the our Company on Closing.. The Agreement has an initial term of one (1) year and is cancellable by either party on ninety (90) days written notice. There is no guarantee that Edge will be successful in helping us obtain Project Financing.

Legal Proceedings

Presently, except as described below, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

On September 16, 2022, the Company filed action against Christopher Percy (“Percy”) in the Eighth Judicial District of Nevada (Case No. A-22-858543-B) for breach of fiduciary duty, fraud, conversion, business disparagement, declaratory relief, and injunctive relief. This case arose out of a control dispute regarding certain actions taken by Percy while an officer and director of the Company in July 2022. The Nevada State Court granted the Company a temporary restraining order against Percy and granted the Company’s request for a preliminary injunction on November 2, 2022. Thereafter, Percy removed the case to the United States District of Nevada (Case No. 2:22-cv-01862-ART-NJK). The Company filed a motion to remand to state court on November 22, 2022 which is pending with the federal court. In December 2022, the federal court entered a preliminary injunction in favor of the Company, and ordered, in relevant part, that that Percy not take any action on behalf of the Company, unless said action is expressly authorized by the Board pursuant to the procedures set forth in the Company’s bylaws, and restored control the Company’s board. On December 1, 2022, Percy filed counterclaims against the Company for breach of contract, wrongful termination, breach of implied covenant of good faith and fair dealing, unjust enrichment, and indemnification. Percy also filed third-party claims against the Company’s CEO and director, Dan Bates (“Bates”), for breach of fiduciary duty, equitable indemnity, and contribution. On December 22, 2022, the Company filed a partial motion to dismiss Percy’s counterclaims for indemnification and wrongful termination, which is pending with the federal court. On February 1, 2023, Bates filed a motion to dismiss all of Percy’s third-party claims, which is pending with the federal court.

On January 30, 2023, Leonard Tucker, LLC (“Tucker”), one of the holders of the Company’s Series B Convertible Non-Voting Preferred Stock (the “Series B Preferred Stock”) filed an action against the Company in the Second Judicial District Court of the State of Nevada (Case No. CV23-00188) alleging breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, specific performance and declaratory relief (the “Tucker Complaint”). This matter arises from the 3-year Consulting Agreement the Company entered into with Tucker on December 17, 2020 (the “Tucker Agreement”), whereby Tucker agreed to perform certain strategic and business development services to the Company in exchange for 2,000,000 shares of Series B Preferred Stock and a consulting fee of $20,000 per month. The 2,000,000 shares of Series B Preferred Stock automatically converted into 20,000,000 shares of Common Stock on January 1, 2023.

However the Company’s Transfer Agent was instructed to not issue the shares of Common Stock due to an ongoing dispute between the Company and Tucker regarding Tucker’s ability to perform the services under the Consulting Agreement due to the action filed by the United States Securities and Exchange Commission against Profile Solutions, Inc., Dan Oran and Leonard M. Tucker on September 9, 2022 in the United States District Court Southern District of Florida (Case No. 1:22-cv-22881) alleging, among other things, that Leonard Tucker violated Section 17(a)(1) and 17(a)(3) of the Securities Act of 1933 and aided and abetted violations of Section 10(b) and Rule 10-b5.

Pursuant to the Tucker Complaint, Tucker is seeking, among other things, that the Company issue the shares of Common Stock due pursuant to the Tucker Agreement. The Company is contesting all of the allegations set forth in the Tucker Complaint.

Non-Related Party Consulting Agreements

The following is a summary of compensation related to consulting agreements in 2023.

		Stock Compensation
Consultant	Current Contract Date	# Shares	Value	2023 Cash Compensation	Owed as of 3/31/2023
John Shaw	3/1/2021	—	$—	$15,000	$25,000
Chris Galazzi	5/2/2021	31,251	$1,995	$22,500	$30,000
Venkat Kumar Tangirala	1/1/2022	—	$—	$15,000	$50,000
Alpen Group LLC	1/1/2022	15,000	$950	$15,000	$35,000
Strategic Innovations	1/1/2023	—	—	$15,000	$32,500
Fraxon Marketing	3/15/2023	—	—	$10,000	$77,500

NOTE 12 - DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the liabilities of the discontinued operations in the consolidated balance sheets. The liabilities have been reflected as discontinued operations in the consolidated balance sheets as of March 31, 2023 and December 31, 2022, and consist of the following:

	March 31, 2023	December 31, 2022
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

NOTE 13 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

On April 10, 2023, an Investor of the Purchase Agreement purchased a senior convertible promissory note (the “Note”) in the original principal amount of $1,500,000. The Note bears interest at a rate of 5% per annum. The Note carries an original issue discount of 2%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the Note.

On May 2, 2023, the Company granted 3,000,000 shares of common stock for services.

Subsequent to March 31, 2023, Walleye Opportunities Master Fund Ltd, converted $202,184 into 5,450,000 shares of common stock.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. Should one or more of these uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents referred to or incorporated by reference, the date of those documents.

The following discussion and analysis should be read in conjunction with our unaudited financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Company Overview and Description of Business

Overview

Clean Vision Corporation (“Clean Vision,” “we,” “us,” or the “Company”) is a new entrant in the clean energy and waste-to-energy industries focused on clean technology and sustainability opportunities. By leveraging innovating technology and market forces, we aim to responsibly resolve environmental challenges by producing valuable products. Through our initiatives, we strive to be recognized as an environmental, social and governance company (“ESG”). Currently, we are focused on providing a solution to the plastic waste problem by recycling the waste and converting it into saleable byproducts, such as hydrogen and other clean-burning fuels that can be used to generate clean energy. Using a technology known as pyrolysis, which heats the feedstock (i.e., plastic) at high temperatures in the absence of oxygen so that the material does not burn, we are able to turn the feedstock into (i) low-sulfur fuel, (ii) clean hydrogen, and (iii) carbon black or char (char is created in the pyrolysis of plastic). We intend to generate revenue from three sources: service revenue from the recycling services we provide, revenue generated from the sale of the byproducts, and revenue generated from the sale of fuel cell equipment. Our mission is to aid in solving the problem of cost-effectively upcycling the vast amount of waste plastic generated on land before it flows into the world’s oceans.

Currently, we are focused on providing a solution to the plastic problem by recycling the waste and converting it into saleable byproducts, such as hydrogen and other clean-burning fuels that can be used to generate clean energy. Using a technology known as pyrolysis, which heats the feedstock (i.e., plastic or tires) at high temperatures in the absence of oxygen so that the material does not burn, we are able to turn the feedstock into (i) low sulfur fuel, (ii) clean hydrogen and (iii) carbon black or char (char is created in the pyrolysis of plastic, while carbon black is created when tires are pyrolyzed). We currently intend to generate revenue from three sources: service revenue from the recycling services we provide; revenue generated from the sale of the byproducts; and revenue generated from the sale of fuel cell equipment. Our mission is to aid in solving the problem of cost-effectively upcycling the vast amount of waste plastic generated on land before it flows into the world’s oceans.

We currently operate through our wholly-owned subsidiary, Clean-Seas, Inc. (“Clean-Seas”), which we acquired on May 19, 2020. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. We believe that this pilot project will showcase our ability to pyrolyze waste plastic (using pyrolysis), which will generate three byproducts: (i) low sulfur fuel, (ii) clean hydrogen, AquaHtm, and (iii) char. We intend to sell the majority of the byproducts, while retaining a small amount of the low sulfur fuels and/or hydrogen to power our facilities and equipment. To date, we have not generated any revenue from the provision of pyrolysis services nor have we generated any revenue from the sale of byproducts from our operations in India or fuel cell equipment and we do not currently have any contracts in place to sell these byproducts or fuel cell equipment.

Employees

As of March 31, 2023, we employed fifteen (15) individuals, of which four (4) are part time and four (4) reside in India.

Available Information

All reports of the Company filed with the United States Securities and Exchange Commission (the “SEC”) are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Our principal executive offices are located at 2711 N. Sepulveda Blvd., Suite #1051, Manhattan Beach, CA 90266. Our telephone number is (424) 835-1845.

Our common stock is quoted on the OTCQB under the symbol “CLNV”.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of the Company and its subsidiaries for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

The Company had no revenue for the three months ended March 31, 2023 and 2022.

Consulting Expense

For the three months ended March 31, 2023 and 2022, we had consulting expenses of $543,725  and $331,178, respectively, an increase of $212,547   or 64.2%. The increase is mainly stock compensation expense. In the current year we issued stock for services for non-cash compensation expense of approximately $388,000. This was offset by a decrease of consulting expense for preferred shares issued from $150,000 in the prior period to $0, in the current period.

Professional Fees

For the three months ended March 31, 2023 and 2022, we incurred professional fees of $415,746 and $77,154, respectively, an increase of $338,592 or 438.8%. In the current period we incurred additional legal expenses of approximately $298,000. The additional expense is related to both the filing of our Regulation A Offering Statements and ongoing litigation.

Payroll Expense

For the three months ended March 31, 2023 and 2022, we had payroll expense of $174,124 and $255,739, respectively, a decrease of $81,615 or 31.9%. In the prior period our payroll include expense for both our former President and COO, both of whom were terminated in June and November of 2022, respectively.

Director Fees

For the three months ended March 31, 2023 and 2022, we had director fees of $74,500 and $4,500, respectively, an increase of $70,000. Our directors are compensated $4,500 per quarter. In the prior period expense was incurred for just one director. In the current period we have three directors and we also issued 500,000 shares of common stock to a new director for total non-cash compensation expense of $61,000.

General and Administrative expense

For the three months ended March 31, 2023 and 2022, we had G&A expense of $249,947 and $234,650, respectively, an increase of $15,297 or 6.5%. Some of our larger G&A expenses are investor relations (~$100,000), transfer agent fees (~$14,000) and travel (~$18,500). Our Clean Seas India subsidiary also incurred $27,000 of G&A expense during the period.

Other Income and Expense

For the three months ended March 31, 2023, we had total other expense of $1,242,960  compared to $161,709 for the three months ended March 31, 2022. In the current period we recognized $427,656 of interest expense, of which $409,442 was amortization of debt discount and a loss on debt issuance of $2,495,989. This was offset with a gain  of $1,680,685 for change in fair value of derivative. In the prior period we recognized a loss on debt issuance of $161,709.

Net Loss

Net loss for the three months ended March 31, 2023, was $2,701,002  and $1,064 ,930, respectively. Our net loss increased due to increased operating expenses and other expenses related to the issuances of convertible debt.

Liquidity and Capital Resources

Changes in Cash Flows

For the three months ended March 31, 2023, we used $1,142,976 of cash in operating activities, which included $1680,455 for non-cash items and $122,429 for operating activities. For the three months ended March 31, 2022, we used $771,782 of cash in operating activities.

For the three months ended March 31, 2023 and 2022, we used $1,000,000 for prepayment for the acquisition of Morocco-based Ecosynergie Group  and $14,859, for the purchase of property and equipment, respectively.

For the three months ended March 31, 2023 and 2022, we received net cash of $2,484,702 and $320,093, respectively, from financing activities. In the current period we received $2,120,500 from a convertible note payable, $42,500 from a note payable, $5,000 from our CEO, and $335,000 from the sale of common stock. We repaid $10,000 of the loan owed to our CEO and $8,298 on other notes payable. In the prior period, we received $300,000 from a convertible note payable and $26,381 from other notes, $6,288 of which was repaid.

Liquidity and Capital Resources

At March 31, 2023, the Company had cash of $350,962 and a working capital deficit of $2,023,426.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2023, the Company had a working capital deficit of $2,023,426, and an accumulated deficit of $23,263,339. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date the financial statements were issued.

The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months since the date the issuance of the financial statements.

The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement the Company’s business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in its securities.

Capital Raising Transactions

Proceeds from Notes Payable

We generated net proceeds of $2,420,500 from the issuance of convertible notes during the three months ended March 31, 2023.

Other outstanding obligations at March 31, 2023

Convertible Notes Payable

The Company had convertible promissory notes aggregating $2,800,000 outstanding at March 31, 2023. The accrued interest amounted to approximately $28,000 as of March 31, 2023. The convertible notes payable bear interest at rates ranging between 5% and 15% per annum. At March 31, 2023, none of the convertible promissory notes have matured and are in default.

Critical Accounting Policies

See the Company’s discussion under Note 2 - Summary of Significant Accounting Policies in its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the first quarter ended March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Presently, except as descried below, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

On September 16, 2022 the Company filed action against Christopher Percy (“Percy”) in the Eighth Judicial District of Nevada (Case No. A-22-858543-B) for breach of fiduciary duty, fraud, conversion, business disparagement, declaratory relief, and injunctive relief. This case arose out of a control dispute regarding certain actions taken by Percy while an officer and director of the Company in July 2022. The Nevada State Court granted the Company a temporary restraining order against Percy and granted the Company’s request for a preliminary injunction on November 2, 2022. Thereafter, Percy removed the case to the United States District of Nevada (Case No. 2:22-cv-01862-ART-NJK). The Company filed a motion to remand to state court on November 22, 2022 which is pending with the federal court. In December 2022, the federal court entered a preliminary injunction in favor of the Company, and ordered, in relevant part, that that Percy not take any action on behalf of the Company, unless said action is expressly authorized by the Board pursuant to the procedures set forth in the Company’s bylaws, and restored control the Company’s board. On December 1, 2022, Percy filed counterclaims against the Company for breach of contract, wrongful termination, breach of implied covenant of good faith and fair dealing, unjust enrichment, and indemnification. Percy also filed third-party claims against the Company’s CEO and director, Dan Bates (“Bates”), for breach of fiduciary duty, equitable indemnity, and contribution. On December 22, 2022, the Company filed a partial motion to dismiss Percy’s counterclaims for indemnification and wrongful termination, which is pending with the federal court. On February 1, 2023, Bates filed a motion to dismiss all of Percy’s third party claims, which is pending with the federal court. Mr. Percy is no longer serving as a member of the Company’s Board of Directors.

On January 30, 2023, Leonard Tucker, LLC (“Tucker”), one of the holders of the Company’s Series B Convertible Non-Voting Preferred Stock (the “Series B Preferred Stock”) filed an action against the Company in the Second Judicial District Court of the State of Nevada (Case No. CV23-00188) alleging breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, specific performance and declaratory relief (the “Tucker Complaint”). This matter arises from the 3-year Consulting Agreement the Company entered into with Tucker on December 17, 2020 (the “Tucker Agreement”), whereby Tucker agreed to perform certain strategic and business development services to the Company in exchange for 2,000,000 shares of Series B Preferred Stock and a consulting fee of $20,000 per month. The 2,000,000 shares of Series B Preferred Stock automatically converted into 20,000,000 shares of Common Stock on January 1, 2023.

However the Company’s Transfer Agent was instructed to not issue the shares of Common Stock due to an ongoing dispute between the Company and Tucker regarding Tucker’s ability to perform the services under the Consulting Agreement due to the action filed by the United States Securities and Exchange Commission against Profile Solutions, Inc., Dan Oran and Leonard M. Tucker on September 9, 2022 in the United States District Court Southern District of Florida (Case No. 1:22-cv-22881) alleging, among other things, that Leonard Tucker violated Section 17(a)(1) and 17(a)(3) of the Securities Act of 1933 and aided and abetted violations of Section 10(b) and Rule 10-b5.

Pursuant to the Tucker Complaint, Tucker is seeking, among other things, that the Company issue the shares of Common Stock due pursuant to the Tucker Agreement. The Company is contesting all of the allegations set forth in the Tucker Complaint.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The shares of common stock listed below were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering:

During the three months ended March 31, 2023, the Company issued 500,000 shares of its common stock as compensation to a director. The shares were valued at $0.122, or $61,000 per share, based on the share price at the time of the transactions.

On February 22, 2023, the Company entered into and closed on securities purchase agreements (the “Purchase Agreement”) with five (5) investors, pursuant to which the Company (i) issued and sold an aggregate of 16,750,000 shares of common stock and (ii) issued warrants to purchase up to 16,750,000 shares of common stock. Pursuant to the terms of the Purchase Agreement, the shares of common stock were sold to the Investors at a price of $0.02 per share and the warrants are exercisable at a price of $0.03 per share and expire five (5) years from the date of issuance.

During the three months ended March 31, 2023, the Company issued 16,750,00 shares of its common stock for cash, for total proceeds of $335,000.

During the three months ended March 31, 2023, the Company issued 19,286,137 shares of its common stock related to the conversion of $385,723of principal and accrued interest for one of its convertible notes payable, at a conversion price of $0.02 per share.

During the three months ended March 31, 2023, the Company issued 5,496,251 shares of its common stock to consultants as compensation under consulting agreements. The shares were valued at $3,990, based on the share price at the time of the transaction.

During the three months ended March 31, 2023, the Company issued 62,502 shares of its common stock as compensation to its employees. The shares were valued at $390,719, based on the share price at the time of the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

