Form 10-Q
period 2023-06-30
Clean Vision Corp
filed 2023-08-21
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 20, 2023, there were 551,103,984 shares of the issuer’s common stock issued and outstanding.

CLEAN VISION CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN VISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets:
Cash	$394,304	$10,777
Prepaids and other assets	1,306,769	125,000
Accounts receivable	392,612	—
Total Current Assets	2,093,685	135,777
Property and equipment	1,369,724	241,376
Goodwill	5,896,096	—
Total Assets	$9,359,505	$377,153
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$369,921	$377,746
Accrued compensation	472,602	641,639
Accrued expenses	1,109,761	250,355
Lines of credit	336,948	—
Convertible note payable, net of discount of $4,097,677 and $183,560, respectively	1,043,925	476,440
Derivative liability	2,583,567	—
Loans payable	925,822	114,500
Loans payables – related party	4,522,909	27,017
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	11,432,548	1,954,790
Total Liabilities	11,432,548	1,954,790

Commitments and contingencies	—	—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding, respectively	1,800,000	1,800,000
Total mezzanine equity	1,800,000	1,800,000

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 488,448,984 and 402,196,273 shares issued and outstanding, respectively	488,450	402,197
Common stock to be issued	88,771	76,911
Additional paid-in capital	21,571,369	15,203,394
Accumulated other comprehensive loss	(388)	16,670
Accumulated deficit	(25,989,951)	(19,078,809)
Non-controlling interest	(33,294)	—
Total stockholders' deficit	(3,873,043)	(3,377,637)
Total liabilities and stockholders' deficit	$9,359,505	$377,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$161,297	$—	$161,297	$—
Cost of revenue	33,862	—	33,862	—
Gross margin	$127,435	$—	$127,435	$—
Operating Expenses:
Consulting	$150,773	$451,782	$694,498	$782,960
Professional fees	125,814	49,476	541,560	126,630
Payroll expense	358,140	196,550	532,264	452,289
Director fees	13,500	4,500	88,000	9,000
General and administration expenses	510,856	362,320	760,803	596,970
Total operating expense	1,159,083	1,064,628	2,617,125	1,967,849
Loss from Operations	(1,031,648)	(1,064,628)	(2,489,690)	(1,967,849)
Other income (expense):
Interest expense	(1,281,497)	(23,465)	(1,709,153)	(23,465)
Change in fair value of derivative	(544,606)	—	1,136,079	—
Loss on debt issuance	(180,537)	(33,774)	(2,676,526)	(195,483)
Gain on conversion of debt	260,882	—	260,882	—
Gain on extinguishment of debt	17,500	—	17,500	—
Total other expense	(1,728,258)	(57,239)	(2,971,218)	(218,948)
Net loss before provision for income tax	(2,759,906)	(1,121,867)	(5,460,908)	(2,186,797)
Provision for income tax expense	—	—	—	—
Net loss	$(2,759,906)	$(1,121,867)	$(5,460,908)	$(2,186,797)
Net loss attributed to non-controlling interest	33,294	—	33,294	—
Net loss attributed to Clean Vision Corporation	(2,726,612)	(1,121,867)	(5,427,614)	(2,186,797
Other comprehensive income:
Foreign currency translation adjustment	(15,517)	(677)	(17,058)	(10,717)
Comprehensive loss	$(2,742,129)	$(1,122,544)	$(5,444,672)	$(2,197,514)
Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding - basic and diluted	472,393,505	346,077,060	452,020,498	330,149,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2023

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock to be	Accumulated Other Comprehensive	Accumulated	Minority	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Deficit	Interest	Deficit
Balance, December 31, 2022	—	$—	2,000,000	$2,000	402,196,273	$402,197	$15,203,394	$76,911	$16,670	$(19,078,809)	$—	$(3,377,637)
Stock dividend	—	—	—	—	21,816,590	21,817	1,461,711	—	—	(1,483,528)	—	—
Stock issued for services – related party	—	—	—	—	500,000	500	60,500	—	—	—	—	61,000
Stock issued for services	—	—	—	—	4,950,000	4,950	350,425	39,334	—	—	—	394,709
Stock issued for cash	—	—	—	—	16,750,000	16,750	318,250	—	—	—	—	335,000
Stock issued for debt conversion	—	—	—	—	19,286,137	19,286	366,437	—	—	—	—	385,723
Debt issuance cost – warrants issued	—	—	—	—	—	—	1,321,698	—	—	—	—	1,321,698
Shares cancelled	—	—	—	—	(3,000,000)	(3,000)	3,000	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,541)	(2,701,002)	—	(2,702,543)
Balance, March 31, 2023	—	—	2,000,000	2,000	462,499,000	462,500	19,085,415	116,245	15,129	(23,263,339)	—	(3,582,050)
Adjust stock dividend shares	—	—	—	—	(16)	—	—	—	—	—	—	—
Stock issued for services	—	—	—	—	500,000	500	31,900	(27,474)	—	—	—	4,926
Stock issued for debt conversion	—	—	—	—	25,450,000	25,450	949,650	—	—	—	—	975,100
Debt issuance cost – warrants issued	—	—	—	—	—	—	1,348,364	—	—	—	—	1,348,364
Settlement of debt-related party	—	—	—	—	—	—	96,250	—	—	—	—	96,250
Net loss	—	—	—	—	—	—	—	—	(15,517)	(2,726,612)	(33,294)	(2,775,423)
Balance, June 30, 2023	—	$—	2,000,000	$2,000	488,448,984	$488,450	$21,571,369	$88,771	$(388)	$(25,989,951)	$(33,294)	$(3,873,043)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Deficit	Deficit
Balance, December 31, 2021	1,850,000	$1,850	2,000,000	$2,000	312,860,376	$312,861	$12,576,049	$227,544	$—	$(13,165,085)	$(44,781)
Cancellation of preferred	(1,850,000)	(1,850)	—	—	—	—	1,850	—	—	—	—
Stock issued for services	—	—	—	—	1,525,016	1,525	46,209	(6,119)	—	—	41,615
Debt issuance cost	—	—	—	—	—	—	161,709	—	—	—	161,709
Net loss	—	—	—	—	—	—	—	—	(10,040)	(1,064,930)	(1,074,970)
Balance, March 31, 2022	—	—	2,000,000	2,000	314,385,392	314,386	12,785,817	221,425	(10,040)	(14,230,015)	(916,427)
Stock issued for cash	—	—	—	—	30,000,000	30,000	570,000	—	—	—	600,000
Stock issued for services	—	—	—	—	5,000,000	5,000	143,001	11,246	—	—	159,247
Debt issuance cost	—	—	—	—	—	—	33,773	—	—	—	33,773
Net loss	—	—	—	—	—	—	—	—	(677)	(1,121,867)	(1,122,544)
Balance, June 30, 2022	—	$—	2,000,000	$2,000	349,385,392	$349,386	$13,532,591	$232,671	$(10,717)	$(15,351,882)	$(1,245,951)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(5,427,614)	$(2,186,797)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	399,635	389,862
Stock issued for services – related party	61,000	—
Debt discount amortization	1,636,939	15,000
Loss on issuance of debt	2,676,526	195,482
Change in fair value of derivative	(1,136,079)	—
Gain on conversion of debt	(260,882)	—
Gain on extinguishment of debt	(17,500)	—
Changes in operating assets and liabilities:
Prepaid	(63,474)	(92,033)
Accounts payable	(228,479)	(11,276)
Accruals	193,398	(2,322)
Accrued compensation	(72,787)	(26,235)
Net cash used by operating activities	(2,239,317)	(1,718,319)

Cash Flows from Investing Activities:
Purchase of 51% interest in Clean-Seas Morocco, LLC	(2,000,000)	—
Purchase of property and equipment	—	(80,346)
Net cash used by investing activities	(2,000,000)	(80,346)

Cash Flows from Financing Activities:
Cash overdraft acquired in acquisition	(11,093)	—
Proceeds from convertible notes payable	4,434,500	300,000
Payments-convertible notes payable	(135,000)	—
Proceeds from the sale of common stock	335,000	600,000
Proceeds from notes payable - related party	5,000	—
Repayment of related party loans	(10,000)	(100)
Proceeds from notes payable	42,500	126,381
Payments - notes payable	(21,005)	(14,402)
Net cash provided by financing activities	4,639,902	1,011,879

Net change in cash	400,585	(786,786)
Effects of currency translation	(17,058)	(10,716)
Cash at beginning of period	10,777	835,657
Cash at end of period	$394,304	38,155

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$1,123,397	$—
Preferred stock issued for prepaid services	$—	$1,025,000
Common stock issued for prepaid services	$—	$111,000
Note payable issued for acquisition	$4,500,000	$—

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clean Vision Corporation (“Clean Vision,” “we,” “us,” or the “Company”) is a new entrant in the clean energy and waste-to-energy industries focused on clean technology and sustainability opportunities.  Currently, we are focused on providing a solution to the plastic and tire waste problem by recycling the waste and converting it into saleable byproducts, such as hydrogen and other clean-burning fuels that can be used to generate clean energy. Using a technology known as pyrolysis, which heats the feedstock (i.e., plastic) at high temperatures in the absence of oxygen so that the material does not burn, we are able to turn the feedstock into (i) low sulfur fuel, (ii) clean hydrogen and (iii) carbon black or char (char is created when plastic is used as feedstock). Our goal is to generate revenue from three sources: (i) service revenue from the recycling services we provide (ii) revenue generated from the sale of the byproducts; and (iii) revenue generated from the sale of fuel cell equipment.  Our mission is to aid in solving the problem of cost-effectively upcycling the vast amount of waste plastic generated on land before it flows into the world’s oceans.

We currently operate through our wholly-owned subsidiary, Clean-Seas, Inc. (“Clean-Seas”), which we acquired on May 19, 2020. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 23, 2023, Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in Eco Synergie S.A.R.L., a limited liability company organized under the laws of Morocco, which changed its name to Clean-Seas Morocco, LLC (“Clean-Seas Morocco”) on such date. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 tons per day of waste plastic.

We believe that our projects in India and Morocco will showcase our ability to pyrolyze waste plastic (using pyrolysis), which will generate three byproducts: (i) low sulfur fuel, (ii) clean hydrogen, AquaHtm, and (iii) char. We intend to sell the majority of the byproducts, while retaining a small amount of the low sulfur fuels and/or hydrogen to power our facilities and equipment. To date, our operations in India have not generated any revenue. However, since commencing operations at our Morocco facility in April 2023, Clean-Seas Morocco has generated $161,297 in revenue, with a gross margin of $127,435 from the provision of pyrolysis services and its sale of byproducts.

Clean-Seas India Private Limited was incorporated on November 17, 2021 as a wholly owned subsidiary of Clean-Seas.

Clean-Seas, Abu Dhabi PVT. LTD was incorporated in Abu Dhabi on December 9, 2021 as a wholly owned subsidiary of the Company. On January 19, 2022, the Company changed the name of its wholly owned subsidiary, Clean-Seas, Abu Dhabi PVT. LTD, to Clean-Seas Group. As of July 4, 2022, the Clean-Seas Group ceased operations and is in the process of dissolving.

Endless Energy, Inc. (“Endless Energy”) was incorporated in Nevada on December 10, 2021 as a wholly owned subsidiary of the Company. EndlessEnergy does not currently have any operations, but it was incorporated for the purpose of investing in wind and solar energy projects.

EcoCell, Inc. ("EcoCell”) was incorporated on March 4, 2022 as a wholly owned subsidiary of the Company. EcoCell does not currently have any operations, but we intend to use EcoCell for the purpose of licensing fuel cell patented technology.

Clean-Seas Arizona, Inc. ("Clean-Seas Arizona”) was incorporated in Arizona on September 19, 2022 as a wholly owned subsidiary of Clean-Seas. Clean-Seas Arizona was formed pursuant to a Memorandum of Understanding (the “MOU”) signed on November 4, 2022 with Arizona State University and the Rob and Melani Walton Sustainability Solution Service. Pursuant to the MOU, the parties intend to establish a 100 ton per day waste plastic to clean hydrogen conversion facility in Arizona.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2023 and not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2022.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).  As of June 30, 2023, the Company had $116,968 of cash in excess of the FDIC’s $250,000 coverage limit.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2023 and December 31, 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the quarter ended June 30, 2023, include the accounts of the Company and its wholly owned subsidiaries, Clean-Seas, Inc., Clean-Seas India Private Limited, Clean-Seas Group, Endless Energy, Inc., EcoCell, Inc., Clean-Seas Arizona, Inc., and our 51% owned subsidiary, Clean-Seas Morocco, LLC. As of June 30, 2023, there was no activity in Clean-Seas Group, Endless Energy or Clean-Seas Arizona.

Translation Adjustment

The accounts of the Company’s subsidiary Clean-Seas India are maintained in Rupees and the accounts of Clean-Seas Morocco in Moroccan dirham. In accordance with the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income is included in net loss and foreign currency translation adjustments.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2023, there are warrants to purchase up to 116,944,802 shares of common stock and approximately 153,000,000 dilutive shares of common stock from a convertible notes payable. As of June 30, 2023 and 2022, there are 20,000,000 and 20,000,000 potentially dilutive shares of common stock, respectively, if the Series C preferred stock were to be converted. There are 2,000,000 shares of Series B preferred stock outstanding. The Series B Preferred Stock can automatically be converted on January 1, 2023, into shares of common stock at the rate of 10 shares of Common Stock for each share of Preferred Stock. As of June 30, 2023 and 2022, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company will test for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023:

 Fair Value Measurements, hierarchy

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$2,583,567
Total	$—	$—	$2,583,567

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Shipping and handling activities associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment activity and recognized as revenue at the point in time at which control of the goods transfers to the customer. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $2,989,951 at June 30, 2023, and had a net loss of $5,427,614 for the six months ended June 30, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. The Company’s existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company's liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt or cause substantial dilution for our stockholders in the case of equity financing.

NOTE 4 — BUSINESS COMBINATIONS

On April 25, 2023 (the “Morocco Closing Date”), Clean-Seas, a wholly owned subsidiary of the Company, completed its acquisition of a fifty-one percent (51%) interest (the “Morocco Acquisition”) in Eco Synergie S.A.R.L., a limited liability company organized under the laws of Morocco (“Ecosynergie”), pursuant to that certain Notarial Deed (the “Morocco Purchase Agreement”) dated as of January 23, 2023 (the “Signing Date”) setting forth the terms and provisions applicable to the Morocco Acquisition (the “Purchase Agreement”). On the Morocco Closing Date, Ecosynergie’s name was changed to Clean-Seas Morocco, LLC. Clean-Seas Morocco is managed by Mrs. Halima Aboudeine and Mr. Daniel C. Harris, the Company’s CRO. Mr. Harris also serves as the Chief Executive Officer of Clean-Seas Morocco.

Pursuant to the Morocco Purchase Agreement, Clean-Seas paid an aggregate purchase price of $6,500,000 for the Morocco Acquisition, of which (i) $2,000,000 was paid on the Morocco Closing Date and (ii) the remaining $4,500,000 is to be paid to Ecosynergie Group over a period of ten (10) months from the Signing Date. Additionally, Clean-Seas committed to invest up to $50,000,000 in Clean-Seas Morocco over a period of ten (10) months from the Signing Date based on a schedule and business plan to be mutually agreed to by the parties.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. Although the accounting for operations is not yet complete, the results of operations of the business acquired by the Company have been included in the consolidated statements of operations since the date of acquisition. All amounts are considered provisional until a more thorough analysis of the books and records and the accounting for the acquisition can be completed. Per ASC 805-10-25-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete.

The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed, and non-controlling interest was allocated to goodwill. The provisional estimated fair value of the noncontrolling interest was based on the price the Company paid for their 51% of their controlling interest. The goodwill represents expected synergies from the combined operations.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

 Schedule of Recognized Identified Assets Acquired and Liabilities Assumed

Consideration
Consideration issued	$6,500,000
Identified assets and liabilities
Cash	11,093
Prepaid and other assets	1,186,242
Accounts receivable	392,611
Property and equipment, net	1,146,445
Accounts payable	(238,424)
Accrued Expenses	(767,288)
Loans payable	(789,827)
Lines of credit	(336,948)
Total identified assets and liabilities	603,904
Excess purchase price allocated to goodwill	$5,896,096

NOTE 5 - PROPERTY & EQUIPMENT

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

  Schedule of Property and Equipment

	June 30, 2023	December 31, 2022
Pyrolysis unit	$185,700	$185,700
Equipment	55,676	55,676
Clean-Seas Morocco	1,128,348	—
Less: accumulated depreciation	—	—
Property and equipment, net	$1,369,724	$241,376

Depreciation expense

As of June 30, 2023, the Company’s fixed assets have not yet been placed into service. Depreciation will begin on the date the assets are placed into service.

NOTE 6 – LOANS PAYABLE

As of December 31, 2020, a third party loaned the Company a total of $114,500. The loan was used to cover general operating expenses, is non-interest bearing and due on demand. During the year ended December 31, 2021, the Company repaid $100,000 of the loan. During the year ended December 31, 2022, the same individual provided consulting/IR services to the Company valued at $100,000. The amount due was added to the note payable for a balance due of $114,500 as of June 30, 2023 and December 31, 2022, respectively.

Effective January 1, 2023, the Company acquired a financing loan for its Director and Officer Insurance for $42,500. The loan bears interest at 7.75%, requires monthly payments of $4,402.42 and is due within one year. As of June 30, 2023, the balance due is $25,975.

NOTE 7 – CONVERTIBLE NOTES

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

Coventry Enterprises, LLC

On December 9, 2022, the Company entered into the Purchase Agreement (the “Coventry Purchase Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued to Coventry a Promissory Note (the “Coventry Note”) in the principal amount of $300,000 in exchange for a purchase price of $255,000, net of a discount of $45,000. In addition, the Company issued to Coventry 15,500,000 shares of Common Stock (the “Commitment Stock”), of which 12,500,000 shares of Commitment Stock were returned to the Company pursuant to the terms of the Coventry Purchase Agreement in the first quarter of 2023.

The Coventry Note bears guaranteed interest at the rate of 5% per annum for the 12 months from and after the date of issuance (notwithstanding the 11-month term of the Coventry Note for aggregate guaranteed interest of fifteen thousand Dollars ($15,000), all of which Guaranteed Interest shall be deemed earned as of the date of the Coventry Note. The principal amount and the Guaranteed Interest are due and payable in seven equal monthly payments of $45,000, commencing on May 6, 2023, and continuing on the 6th day of each month thereafter until paid in full not later than November 6, 2023. During the six months ended June 30, 2023, the Company repaid $135,000 of the principal amount.

February Convertible Notes

On February 17, 2023, the Company entered into a securities purchase agreement (the “February Purchase Agreement”) with certain institutional buyers. Pursuant to the February Purchase Agreement, the Company issued senior convertible notes in the aggregate principal amount of $4,080,000, which notes shall be convertible into shares of common stock at the lower of (a) 120% of the closing price of the common stock on the day prior to closing, or (b) a 10% discount to the lowest daily volume weighted average price (“VWAP”) reported by Bloomberg of the common stock during the 10 trading days prior to the conversion date.

On February 17, 2023, the initial investor under the February Purchase Agreement purchased a senior convertible promissory note (the “February Note”) in the original principal amount of $2,500,000 and a warrant to purchase 29,434,850 shares of the Company’s common stock. The maturity date of the February Note is February 21, 2024 (the “Maturity Date”). The February Note bears interest at a rate of 5% per annum. The February Note carries an original issue discount of 2%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the February Note. The Company also issued a warrant to the initial investor that is exercisable for shares of the Company’s common stock at a price of $0.845 per share and expires five years from the date of issuance. See Note 14 – Subsequent Events for additional information.

April Convertible Note

Pursuant to the February Purchase Agreement, on April 10, 2023, an investor purchased a senior convertible promissory note (the “April Note”) in the original principal amount of $1,500,000 and the Company issued warrants for the purchase of up to 17,660,911 shares of the Company’s common stock to the investor. The April Note bears interest at a rate of 5% per annum. The April Note carries an original issue discount of 2%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the April Note.

May Convertible Notes

On May 26, 2023, the Company entered into that certain Securities Purchase Agreement (the “May Purchase Agreement”) with certain institutional investors (the “May Investors”), pursuant to which the May Investors purchased senior convertible promissory notes in the aggregate original principal amount of $1,714,285.71 (the “May Notes”) and warrants to purchase 44,069,041 shares of the Company’s common stock (the “May Warrants”).

The May Notes mature 12 months after issuance and bear interest at a rate of 5% per annum, as may be adjusted from time to time in accordance with Section 2 of the May Notes. The May Notes have an original issue discount of 30%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the May Notes.

At any time, the Company shall have the right to redeem all, but not less than all, of the amount then outstanding under the May Notes (the “Company Optional Redemption Amount”) on the Company Optional Redemption Date (as defined in the Note) (a “Company Optional Redemption”). The portion of the May Notes subject to a Company Optional Redemption shall be redeemed by the Company in cash at a price equal to the greater of (i) 10% premium to the amount then outstanding under the May Notes to be redeemed, and (ii) the equity value of our common stock underlying the May Notes. The equity value of our common stock underlying the May Notes is calculated using the greatest closing sale price of our common stock on any trading day immediately preceding such redemption and the date we make the entire payment required. The Company may exercise its right to require redemption under the May Notes by delivering a written notice thereof by electronic mail and overnight courier to all, but not less than all, of the holders of May Notes.

The May Warrants are exercisable for shares of the Company’s common stock at a price equal to 120% of the closing sale price of the common stock on the trading day ended immediately prior to the closing date (the “May Warrant Exercise Price”) and expire five years from the date of issuance. The May Warrant Exercise Price is subject to customary adjustments for stock dividends, stock splits, recapitalizations and the like.

From April 2023 through June 30, 2023, Walleye Opportunities Master Fund Ltd., converted $737,684 of the principal amount of the February Note into 25,450,000 shares of our common stock.

The following table summarizes the convertible notes outstanding as of June 30, 2023:

 Convertible Debt

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2022	Additions	Conversions / Repayments	Balance June 30, 2023
Silverback Capital Corporation	3/31/2022	3/31/2023	8%	$360,000	$—	$(360,000)	$—
Coventry Enterprises, LLC	12/29/2022	11/6/2023	5%	300,000	—	(135,000)	165,000
Walleye Opportunities Fund	2/21/2023	2/21/2024	5%	—	2,500,000	(737,684)	1,762,316
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	—	1,500,000	—	1,500,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	—	1,714,286	—	1,714,286
Total				$660,000	$5,714,286	$(1,232,684)	$5,141,602
Less debt discount				$(183,560)			(4,097,677)
Convertible note payable, net				$476,440			$1,043,925

A summary of the activity of the derivative liability for the notes above is as follows:

Schedule of Derivative Instruments

Balance at December 31, 2022	$—
Increase to derivative due to new issuances	4,217,944
Decrease to derivative due to conversions	(498,298)
Decrease to derivative due to mark to market	(1,136,079)
Balance at June 30, 2023	$2,583,567

The Company uses the Black Scholes pricing model to estimate the fair value of its derivatives. A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy, as of June 30, 2023 is as follows:

 Schedule of Derivative Assets at Fair Value

Inputs	June 30, 2023	Initial Valuation
Stock price	$0.0395	$0.0566-0.1075
Conversion price	$0.0305	$0.0534-0.0591
Volatility (annual)	181.1%	165.3%-170.53%
Risk-free rate	5.47%	4.7-5.07%
Dividend rate	—	—
Years to maturity	0.65	.87-1

NOTE 8 – RELATED PARTY TRANSACTIONS

Dan Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Dan Bates, CEO. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.

As of June 30, 2023 and December 31, 2022, the Company owed Mr. Bates $240,000 and $220,000, respectively, for accrued compensation.

The Company issued to Mr. Bates three separate promissory notes, 1) on August 1, 2022, for $1,000, 2) on September 15, 2022, for $35,040, and 3) on October 6, 2022, for $1,000. The notes bear interest at 8% and are due on demand. As of December 31, 2022, the Company repaid $20,000, for a balance due of principal and interest of $26,040 and $977. During the six months ended June 30, 2023, Mr. Bates loaned the Company an additional $5,000 and was repaid $10,000. As of June 30, 2023, the balance due of principal and interest of $21,040 and $1,869.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month, which increased to $7,500 in June 2023. As of June 30, 2023 and December 31, 2022, the Company owes Ms. Boulds $7,500 and $25,000 for accrued compensation, respectively.

Daniel Harris, Chief Revenue Officer

As of June 30, 2023 and December 31, 2022, the Company owed Mr. Harris, $17,500 and $37,500, respectively, for accrued compensation.

John Owen

Mr. Owen’s consulting agreement and his role as Chief Operating Officer were terminated effective as of November 21, 2022. Per the terms of the separation agreement with Mr. Owen, the Company acknowledges past due salary of $62,500. The Company made an initial payment of $2,500 and agreed to pay $5,000 a month beginning in January 2023. As of June 30, 2023, the Company owed Mr. Owen $25,000.

Erfran Ibrahim, former CTO

As of June 30, 2023 and December 31, 2022, the Company owed Mr. Ibrahim, $60,000 and $60,000, respectively, for accrued compensation.

Michael Dorsey, Director

As of June 30, 2023 and December 31, 2022, the Company owed Mr. Dorsey, $4,500 and $9,000, respectively, for accrued director fees.

Greg Boehmer, Director

As of June 30, 2023 and December 31, 2022, the Company owed Mr. Boehmer, $2,000 and $4,500, respectively, for accrued director fees. In addition, the Company owes Mr. Boehmer $0 and $7,000, for consulting services as of June 30, 2023 and December 31, 2022.

Bart Fisher, Director

On February 23, 2023. Mr. Fisher was granted 500,000 shares of common stock. The shares were valued at $0.122, the closing stock price on the date of grant, for total non-cash stock compensation of $61,000.

NOTE 9 – COMMON STOCK

The Company has entered into three consulting agreements that required the issuance of a total of 31,251 shares of common stock per month through May 2023. For the six months ended June 30, 2023, the shares were valued at the closing stock price on the date of grant for total non-cash stock compensation of $9,172. As of June 30, 2023, the shares due have not been issued by the transfer agent and are included in common stock to be issued.

The Company has entered into a consulting agreement that requires the issuance of 5,000 shares of common stock per month beginning February 2022. For the six months ended June 30, 2023, the shares were valued at the closing stock price on the date of grant for total non-cash stock compensation of $1,537. As of June 30, 2023, the shares due have not been issued by the transfer agent and are included in common stock to be issued.

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

On February 16, 2023, the Board of Directors approved a special dividend of five shares of the Company's common stock for every one hundred shares of common stock issued and outstanding (the "Dividend"). The record date for the Dividend is February 27, 2023, and the payment date is March 13, 2023. The shares were valued at $0.068, for a total value of $1,483,528, which has been debited to the accumulated deficit.

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

Refer to Note 8 for shares issued to related parties.

NOTE 10 – PREFERRED STOCK

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

Series B Preferred Stock

On December 14, 2020, the Company designated 2,000,000 shares of its authorized preferred stock as Series B Convertible, Non-voting Preferred Stock (the “Series B Preferred Stock”). The Series B Preferred Stock does not bear a dividend or have voting rights. The Series B Preferred Stock automatically converted into shares of common stock on January 1, 2023, at the rate of 10 shares of common stock for each share of Series B Preferred Stock; however, due to an ongoing dispute with certain holders of the Series B Preferred Stock, which is expected to be resolved through binding arbitration at the end of October 2023, such conversion has not been effectuated as of the date hereof. Holders of our Series B Preferred Stock have anti-dilution rights protecting their interests in the Company from the issuance of any additional shares of capital stock for a two year period following conversion of the Series B Preferred Stock calculated at the rate of 20% on a fully diluted basis.

On December 17, 2020, the Company entered into a three-year consulting agreement with Leonard Tucker LLC. Per the terms of the agreement, Leonard Tucker LLC received 2,000,000 shares of Series B Preferred Stock for services provided, which shares of Series B Preferred Stock is to be classified as mezzanine equity until they are fully issued.

Series C Preferred Stock

On February 19, 2021, the Company amended its Articles of Incorporation whereby 2,000,000 shares of preferred stock were designated Series C Convertible Preferred Stock. The holders of the Series C Convertible Preferred Stock are entitled to 100 votes and shall vote together with the holders of common stock. Each share of the Series C Convertible Preferred Stock automatically converted into ten shares of common stock on January 1, 2023; however, such conversion has not been effectuated as of the date hereof.

NOTE 11 – WARRANTS

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

January 26, 2023, the Company issued a total of 10,500,000 shares of common stock and warrants to purchase up to 10,500,000 additional shares of common stock, to four individuals pursuant to a Securities Purchase Agreement signed on January 26, 2023, for total cash proceeds of $210,000. The warrants are exercisable for shares of the Company’s common stock at a price of $0.03 per share and expire three years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $134,836, which has been accounted for in additional paid in capital.

On February 17, 2023, the investor under that certain Securities Purchase Agreement (the “February Purchase Agreement”) purchased a senior convertible promissory note in the original principal amount of $2,500,000 and a warrant to purchase 29,424,850 shares of the Company’s common stock (the “February Warrant”). The February Warrant is exercisable for shares of the Company’s common stock at a price of $0.0389 per share and expires five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $1,381,489 which has been accounted for in additional paid in capital.

On February 22, 2023, the Company entered into and closed on those certain Securities Purchase Agreements with five (5) investors (the “Reg. D Investors”), pursuant to which the Company issued 6,250,000 shares of common stock and warrants to purchase up to 6,250,000 additional shares of common stock (the “Reg. D Warrants”) for total cash proceeds of $125,000. The Reg. D Warrants are exercisable for shares of the Company’s common stock at a price of $0.03 per share and expires three years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $193,063 which has been accounted for in additional paid in capital.

Pursuant to the February Purchase Agreement, on April 10, 2023, the Company issued a senior convertible promissory note in the original principal amount of $1,500,000 and warrants to purchase 17,660,911 shares of the Company’s common stock (the “April Warrants”). The April Warrants are exercisable for shares of the Company’s common stock at a price of $0.0389 per share and expire five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $587,384 which has been accounted for in additional paid in capital.

On May 26, 2023, the Company entered into that certain Securities Purchase Agreement (the “May Purchase Agreement”) with certain institutional investors (the “May Investors”), pursuant to which the May Investors purchased senior convertible promissory notes in the aggregate original principal amount of $1,714,285.71 and warrants to purchase 44,069,041 shares of the Company’s common stock (the “May Warrants”). The May Warrants are exercisable for shares of the Company’s common stock at a price of $0.0389 per share and expire five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $760,980 which has been accounted for in additional paid in capital.

 Share-Based Payment Arrangement, Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2021	—	—	—
Issued	9,040,000	$0.02	2.49
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2022	9,040,000	$0.02	2.25
Issued	107,904,802	$0.04	4.46
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, June 30, 2023	116,944,802	$0.037	4.25	$345,500

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On January 30, 2023, Leonard Tucker, LLC (“Tucker”), one of the holders of the Company’s Series B Convertible Non-Voting Preferred Stock (the “Series B Preferred Stock”) filed an action against the Company (the “Tucker Litigation”) in the Second Judicial District Court of the State of Nevada (Case No. CV23-00188) alleging breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, specific performance and declaratory relief (the “Tucker Complaint”). The Tucker Litigation arises from the 3-year Consulting Agreement the Company entered into with Tucker on December 17, 2020 (the “Tucker Agreement”), whereby Tucker agreed to perform certain strategic and business development services to the Company in exchange for 2,000,000 shares of Series B Preferred Stock and a consulting fee of $20,000 per month.

The 2,000,000 shares of Series B Preferred Stock automatically converted into 20,000,000 shares of the Company’s common stock (the “Common Stock”) on January 1, 2023. However, the Company’s Transfer Agent was instructed to not issue the shares of Common Stock because of the ongoing dispute between the Company and Tucker regarding Tucker’s ability to perform under the Tucker Agreement due to the action filed by the United States Securities and Exchange Commission against Profile Solutions, Inc., Dan Oran and Tucker on September 9, 2022 in the United States District Court Southern District of Florida (Case No. 1:22-cv-22881) alleging, among other things, that Tucker violated Section 17(a)(1) and 17(a)(3) of the Securities Act of 1933 and aided and abetted violations of Section 10(b) and Rule 10-b5.

Tucker is seeking, among other things, that the Company issue the shares of Common Stock issuable upon conversion of the Series B Preferred Stock pursuant to the Tucker Agreement. The Company is contesting all of the allegations set forth in the Tucker Complaint.

Pursuant to the terms of the Tucker Agreement, the Company expects to have the Tucker Litigation resolved through binding arbitration at the end of October 2023.

Non-Related Party Consulting Agreements

The following is a summary of compensation related to consulting agreements in 2023.

 Schedule of Share-Based Payment

		Stock Compensation
Consultant	Current Contract Date	# Shares	Value	2023 Compensation	Owed as of 6/30/2023
John Shaw	3/1/2021	—	$—	$30,000	$25,000
Chris Galazzi	5/2/2021	31,251	$1,995	$45,000	$30,000
Venkat Kumar Tangirala	1/1/2022	—	$—	$30,000	$55,000
Alpen Group LLC	1/1/2022	15,000	$950	$15,000	$35,000
Strategic Innovations	1/1/2023	—	—	$30,000	$—
Fraxon Marketing	3/15/2023	—	—	$60,000	$10,000

NOTE 13 - DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the liabilities of the discontinued operations in the consolidated balance sheets. The liabilities have been reflected as discontinued operations in the consolidated balance sheets as of June 30, 2023 and December 31, 2022, and consist of the following:

 Disposal Groups, Including Discontinued Operations

	June 30, 2023	December 31, 2022
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

NOTE 14 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date of this Quarterly Report on Form 10-Q and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

On July 3, 2023, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) by and between the Company, Christopher Percy and Daniel Bates, whereby the parties agreed to a global settlement to a lawsuit filed by the Company against Mr. Percy in September 2022 in Clark County, Nevada in the Eighth Judicial District Court (Case No: A-22-85843-B), with the case being subsequently removed to the United States District Court, District of Nevada (2:22-cv-01862-ART-NJK). Thereafter, Mr. Percy counterclaimed against the Company and brought third-party claims against Mr. Bates (the “ Percy Litigation”). Pursuant to the Settlement Agreement, none of the parties admitted to fault or liability, Mr. Percy agreed to pay $150,000 to the Company (the “Percy Payment”) and, within ten (10) business days of the Percy Payment being received, Mr. Bates agreed to remit $25,000 to Mr. Percy (the “Bates Payment”). In addition, the parties agreed to work together to promptly release the $5,000 Temporary Restraining Order/Preliminary Injunction bond currently deposited with the Clerk of the Court for the Eighth Judicial District Court, Clark County, Nevada. Once released, said bond shall be remitted to Mr. Percy. In addition, pursuant to the Settlement Agreement, the Company agreed to, within ten (10) days of the effective date, instruct its transfer agent to (i) issue 1,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to Mr. Percy, (ii) restore and/or reissue to Mr. Percy the 3,000,000 shares of Common Stock that was previously cancelled by the Company and (iii) withdraw its stop-transfer demand current in place with respect to 4,200,000 shares of Common Stock owned by Mr. Percy (collectively, the “Percy Shares”). Mr. Percy agreed to not sell, on any given trading day, the Percy Shares in an amount that exceeds more than 10% of the daily trading volume of the Common Stock, with such trading volume determined by the trading platform upon which the Common Stock is then traded. As consideration for entering into the Settlement Agreement, the parties agreed to a customary mutual release of claims. Within five (5) business dates of the Bates Payment being remitted, the parties agreed to submit a joint stipulation to the United States District Court, District of Nevada, dismissing all claims, crossclaims, counterclaims, and/or third-party claims in the Litigation, with prejudice.

On July 7, 2023, Walleye Opportunities Master Fund Ltd, converted $532,500 of the promissory notes it purchased pursuant to the February Purchase Agreement into 25,000,000 shares of common stock.

On July 6, 2023, the Company issued Brad Listermann 430,000 shares of common stock. The shares were issued per the terms of a Settlement Agreement effective June 13, 2023.

On July 24, 2023, the Company issued 6,000,000 shares of common stock for services.

On July 24, 2023, the Company issued 5,725,000 shares of common stock for conversion of a loan payable in the amount $114,500.

On July 31, 2023 (the “August Note Original Issue Date”), the Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an accredited investor (the “August Investor”), pursuant to which the August Investor purchased a senior convertible promissory note in the original principal amount of $500,000 (the “August Note”). In addition, as an additional inducement to the August Investor for purchasing the August Note, the the Company issued 21,000,000 shares of its common stock to the August Investor at the closing. The transactions contemplated under the August Purchase Agreement closed on August 4, 2023.

The August Note matures on July 31, 2024 and bears interest at a rate of 10% per annum (the “Guaranteed Interest”), carries an original issue discount of 15% and has a conversion price of 90% per share of the lowest VWAP during the 20 trading day period before the conversion. The Company may prepay any portion of the outstanding principal amount and the guaranteed interest at any time and from time to time, without penalty or premium, provided that any such prepayment will be applied first to any unpaid collection costs, then to any unpaid fees, then to any unpaid Default Rate interest (as defined in the August Note), and any remaining amount shall be applied first to any unpaid guaranteed interest, and then to any unpaid principal amount.

The August Investor was granted a right of first refusal as the exclusive party with respect to any Equity Line of Credit transaction or financing (an “Additional Financing”) that the Company enters into during the 24-month period after the August Note Original Issue Date. In the event the Company enters into an Additional Financing, the Company must provide notice to the August Investor not less than 10 trading days in advance of the proposed entry. If the August Investor accepts all usual and customary terms set forth in the Additional Financing notice, the August Investor must, within 20 trading days of receipt of the notice, prepare all relevant documents in respect thereof for execution and delivery by the Company, provided, however, that the Company’s outside counsel must prepare the relevant registration statement to be filed with the United States Securities and Exchange Commission no later than 45 days after the Company receives the documents.

The August Note sets forth certain standard events of default (each such event, an “August Note Event of Default”), which, upon such August Note Event of Default, the principal amount and the guaranteed interest then outstanding under the August Note becomes convertible into shares of the Company’s common stock pursuant to a notice provided by the August Investor to the Company. At any time after the occurrence of an August Note Event of Default, the outstanding principal amount and the outstanding guaranteed interest then outstanding on the August Note, plus accrued but unpaid Default Rate (as defined in the August Note) interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become immediately due and payable at the August Investor’s option, in cash or in shares of the Company’s common stock at 120% of the outstanding principal amount of the August Note and accrued and unpaid interest, plus other amounts, costs, expenses and liquidated damages due in respect of the August Note.

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

Company Overview and Description of Business

Overview

We are a new entrant in the clean energy and waste-to-energy industries focused on clean technology and sustainability opportunities.  By leveraging innovating technology, we aim to responsibly resolve environmental challenges by producing valuable products and strive to be recognized as an environmental, social and governance company. Currently, we are focused on providing a solution to the plastic and tire waste problem by recycling the waste and converting it into saleable byproducts, such as hydrogen and other clean-burning fuels that can be used to generate clean energy. Using a technology known as pyrolysis, which heats the feedstock (i.e., plastic) at high temperatures in the absence of oxygen so that the material does not burn, we are able to turn the feedstock into (i) low sulfur fuel, (ii) clean hydrogen, and (iii) carbon black or char (char is created when plastic is used as feedstock). Our goal is to generate revenue from three sources: (i) service revenue from the recycling services we provide; (ii) revenue generated from the sale of the byproducts; and (iii) revenue generated from the sale of fuel cell equipment.  Our mission is to aid in solving the problem of cost-effectively upcycling the vast amount of waste plastic generated on land before it flows into the world’s oceans.

We currently operate through our wholly-owned subsidiary, Clean-Seas, Inc. (“Clean-Seas”), which we acquired on May 19, 2020. Clean-Seas initial pilot project located in Hyderabad, India began operations in early May 2022.

Clean-Seas established its second operational facility, located in Agadir, Morocco, following its April 25, 2023 acquisition of a fifty-one percent (51%) interest in Eco Synergie S.A.R.L., a limited liability company organized under the laws of Morocco (“Eco Synergie”). Following the acquisition, Eco Synergie changed its name to Clean-Seas Morocco, LLC (“Clean-Seas Morocco”). Clean-Seas Morocco’s pyrolysis facility began operations in April 2023 and currently has capacity to convert 20 tons per day (“TPD”) of waste plastic, with plans to expand capacity to 120 TPD in the next twelve (12) months.

We believe that our facilities in India and Morocco will showcase our ability to pyrolyze waste plastic (using pyrolysis), which will generate three byproducts: (i) low sulfur fuel, (ii) clean hydrogen (AquaHtm), and (iii) char. We intend to sell the majority of the byproducts, while retaining a small amount of the low sulfur fuels and/or hydrogen to power our facilities and equipment. To date, our operations in India have not generated any revenue. However, since commencing operations at our Morocco facility in April 2023, Clean-Seas Morocco has generated $161,297 in revenue, with a gross margin of $127,435 from the provision of pyrolysis services and its sale of byproducts.

Employees

As of June 30, 2023, we employed fifteen (15) individuals, of which four (4) are part time and four (4) reside in India.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of the Company and its subsidiaries for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenue

For the three months ended June 30, 2023, the Company recognized revenue of $161,297 and cost of revenue of $33,862, from our new subsidiary Clean-Seas Morocco. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco.  The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form.  The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

We recognized no revenue for three months ended June 30, 2022.

Consulting Expense

For the three months ended June 30, 2023 and 2022, we had consulting expenses of $150,773 and $451,782, respectively, a decrease of $301,009 or 66.6%. The decrease is mainly due to a decrease in stock compensation expenses. In the current year we issued stock for services for non-cash compensation expense of only $4,925. We also had a decrease of consulting expense for preferred shares issued from $150,000 in the prior period to $0, in the current period. In the prior period we had $334,800 of stock compensation expense and $146,700 of consulting expense incurred by our Clean Seas India subsidiary.

Professional Fees

For the three months ended June 30, 2023 and 2022, we incurred professional fees of $125,814 and $49,476, respectively, an increase of $73,338 or 154.3%. In the current period we had additional legal expense related to both the filing of our Regulation A Offering Statements and ongoing litigation.

Payroll Expense

For the three months ended June 30, 2023 and 2022, we had payroll expenses of $358,140 and $196,550, respectively, an increase of $161,590 or 82.5%. In the current period we recognized payroll expense from Clean-Seas Morocco of approximately $98,000. In addition, payroll increased due to salary increases for some of our employees.

Director Fees

For the three months ended June 30, 2023 and 2022, we had director fees of $13,500 and $4,500, respectively, an increase of $9,000 Our directors are compensated $4,500 per quarter. In the prior period expense was incurred for just one director. In the current period we have three directors.

General and Administrative expense

For the three months ended June 30, 2023 and 2022, we had G&A expense of $510,856 and $362,320, respectively, an increase of $148,536 or 41%. In the current period we recognized payroll expense from Clean-Seas Morocco of approximately $97,500, which is not included in the Company’s corporate Payroll Expense account discussed above.

Some of our larger G&A expenses were for promotional expense (~$65,500), transfer agent fees (~$5,000) and public company fees (~$13,500). Our Clean Seas India subsidiary also incurred $55,000 of G&A expense during the period.

Other Income and Expense

For the three months ended June 30, 2023, we had total other expense of $1,728,258 compared to $57,239 for the three months ended June 30, 2022. In the current period we recognized $1,281,497 of interest expense, of which $1,227,497 was amortization of debt discount, a loss on debt issuance of $180,537 and a loss in the change in fair value of derivative of $544,606. This was offset with a gain of $260,882 for the conversion of debt and $17,500 from extinguishment of debt. In the prior year we recognized $33,774 for debt issuance costs for the fair value of the warrants issued with convertible debt. We also had $23,465 of interest expense, of which $15,000 was amortization of debt discount.

Net Loss

Net loss for the three months ended June 30, 2023, was $2,726,612, after deducting $33,294 for the non-controlling interest, and $1,121,867, respectively. Our net loss increased mainly due to non-cash expense associated with our convertible debt.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenue

For the six months ended June 30, 2023, the Company recognized revenue of $161,297 and cost of revenue of $33,862, from our new subsidiary Clean-Seas Morocco. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir Morocco.  The feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form.  The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

We recognized no revenue for the six months ended June 30, 2022.

Consulting Expense

For the six months ended June 30, 2023 and 2022, we had consulting expenses of $694,498 and $782,960 respectively, a decrease of $88,462 or 11.3%. The decrease is mainly due to a decrease in the amortized stock compensation expense for the Series B preferred stock ($210,000), offset by an increase in the common stock issued for services for non-cash compensation expense of approximately $399,000. In the prior period we had $334,800 of stock compensation expense and $146,700 of consulting expense incurred by our Clean-Seas India subsidiary.

Professional Fees

For the six months ended June 30, 2023 and 2022, we incurred professional fees of $541,560 and $126,630, respectively, an increase of $414,930 or 327.7%. In the current period we had additional legal expense of approximately $332,000 related to both the filing of our Regulation A Offering Statements and ongoing litigation.

Payroll Expense

For the six months ended June 30, 2023 and 2022, we had payroll expenses of $532,264 and $452,289, respectively, an increase of $79,975 or 17.7%. In the current period we recognized payroll expense from Clean-Seas Morocco of approximately $98,000. In addition, payroll increased due to salary increases for some of our employees.

Director Fees

For the six months ended June 30, 2023 and 2022, we had director fees of $88,000 and $9,000, respectively, an increase of $79,000. Our directors are compensated $4,500 per quarter. In the prior period expense was incurred for just one director. In the current period we have three directors. In addition, we issued 500,000 shares of common stock to a new director for total non-cash compensation expense of $61,000.

General and Administrative expense

For the six months ended June 30, 2023 and 2022, we had G&A expense of $760,803 and $596,970, respectively, an increase of $163,833 or 27.4%. In the current period we recognized payroll expense from Clean-Seas Morocco of approximately $97,500. Some of our larger G&A expenses were for promotional expense (~$157,500), transfer agent fees (~$22,000) and public company fees (~$22,100). Our Clean-Seas India subsidiary also incurred $82,000 of G&A expense during the period, which is not included in the Company’s corporate Payroll Expense account discussed above.

Other Income and Expense

For the six months ended June 30, 2023, we had total other expense of $2,971,218 compared to $218,948 for the six months ended June 30, 2022. In the current period we recognized $1,709,153 of interest expense, of which $1,636,939 was amortization of debt discount and a loss on debt issuance of $2,676,526. This was offset with a gain of $260,882 for the conversion of debt, $17,500 from extinguishment of debt and a gain in the change in fair value of derivative of $1,136,079. In the prior year we recognized $195,483 for debt issuance costs for the fair value of the warrants issued with convertible debt. We also had $23,465 of interest expense, of which $15,000 was amortization of debt discount.

Net Loss

Net loss for the six months ended June 30, 2023, was $5,427,614, after deducting $33,294 for the non-controlling interest, and $2,186,797, respectively. Our net loss increased mainly due to non-cash expense associated with our convertible debt.

Liquidity and Capital Resources

Changes in Cash Flows

For the six months ended June 30, 2023, we used $2,239,317 of cash in operating activities, which included $3,431,853 for non-cash items and $117,644 for operating activities. For the six months ended June 30, 2022, we used $1,718,319 of cash in operating activities.

For the six months ended June 30, 2023 and 2022, we used $2,000,000 for the acquisition of Morocco-based Ecosynergie Group and $80,346 for the purchase of property and equipment, respectively.

For the six months ended June 30, 2023 and 2022, we received net cash of $4,639,902 and $1,011,879, respectively, from financing activities. In the current period we received $4,434,500 from a convertible note payable, $42,500 from a note payable, $5,000 from our CEO, and $335,000 from the sale of our common stock. We repaid $10,000 of the loan owed to our CEO, $135,000 of a convertible note and $21,005 on other notes payable. In the prior period, we received $300,000 from a convertible note payable, $600,000 from the sale of common stock and $126,381 from other notes, $14,402 of which was repaid.

Liquidity and Capital Resources

At June 30, 2023, the Company had cash of $394,304 and a working capital deficit of $9,338,863. As of August 20, we had a cash balance of approximately $327,000.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2023, the Company had a working capital deficit of $9,338,863, an accumulated deficit of $25,989,951 and net loss of $5,427,614 for the six months ended June 30, 2023. The Company has not yet established a source of revenue sufficient to cover its operating, and has incurred net losses since inception. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown.

The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months since the date of this Quarterly Report on Form 10-Q.

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. The Company’s existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company's liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt or cause substantial dilution for our stockholders in the case of equity financing. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in its securities.

Capital Raising Transactions

Proceeds from Notes Payable

We generated net proceeds of $4,434,500 from the issuance of convertible notes during the six months ended June 30, 2023.

Other outstanding obligations at June 30, 2023

Convertible Notes Payable

The Company had convertible promissory notes aggregating $5,141,602 outstanding at June 30, 2023. The accrued interest amounted to approximately $70,000 as of June 30, 2023. The convertible notes payable bear interest at rates ranging between 5% and 15% per annum. At June 30, 2023, none of the convertible promissory notes have matured and are in default.

Critical Accounting Policies

See the Company’s discussion under Note 2 - Summary of Significant Accounting Policies in its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Presently, except as descried below, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

On January 30, 2023, Leonard Tucker, LLC (“Tucker”), one of the holders of the Company’s Series B Convertible Non-Voting Preferred Stock (the “Series B Preferred Stock”) filed an action against the Company (the “Tucker Litigation”) in the Second Judicial District Court of the State of Nevada (Case No. CV23-00188) alleging breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, specific performance and declaratory relief (the “Tucker Complaint”). The Tucker Litigation arises from the 3-year Consulting Agreement the Company entered into with Tucker on December 17, 2020 (the “Tucker Agreement”), whereby Tucker agreed to perform certain strategic and business development services to the Company in exchange for 2,000,000 shares of Series B Preferred Stock and a consulting fee of $20,000 per month.

The 2,000,000 shares of Series B Preferred Stock automatically converted into 20,000,000 shares of the Company’s common stock (the “Common Stock”) on January 1, 2023. However, the Company’s Transfer Agent was instructed to not issue the shares of Common Stock because of the ongoing dispute between the Company and Tucker regarding Tucker’s ability to perform under the Tucker Agreement due to the action filed by the United States Securities and Exchange Commission against Profile Solutions, Inc., Dan Oran and Tucker on September 9, 2022 in the United States District Court Southern District of Florida (Case No. 1:22-cv-22881) alleging, among other things, that Tucker violated Section 17(a)(1) and 17(a)(3) of the Securities Act of 1933 and aided and abetted violations of Section 10(b) and Rule 10-b5.

Tucker is seeking, among other things, that the Company issue the shares of Common Stock issuable upon conversion of the Series B Preferred Stock pursuant to the Tucker Agreement. The Company is contesting all of the allegations set forth in the Tucker Complaint.

Pursuant to the terms of the Tucker Agreement, the Company expects to have the Tucker Litigation resolved through binding arbitration at the end of October 2023.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2023, the Company did not issue any shares not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
4.1	Form of Senior Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 30, 2023)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 30, 2023)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2023)
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 30, 2023)
10.3	Settlement Agreement and Mutual Release, dated as of July 3, 2023, by and among Clean Vision Corporation, Christopher Percy and Daniel Bates (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 10, 2023)
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 8, 2023)
10.5	Form of Senior Convertible Promissory Note (incorporated by reference to 10.2 of the Company’s Current Report on Form 8-K filed on August 8, 2023)
10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 8, 2023)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2023	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)