Form 10-Q
period 2023-09-30
Clean Vision Corp
filed 2023-11-14
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 604,103,984 shares of the issuer’s common stock issued and outstanding.

CLEAN VISION CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN VISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets:
Cash	$1,318,424	$10,777
Prepaids and other assets	1,474,049	125,000
Accounts receivable	553,348	—
Total Current Assets	3,345,821	135,777
Property and equipment	1,295,131	241,376
Goodwill	5,896,096	—
Total Assets	$10,537,048	$377,153
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$445,862	$377,746
Accrued compensation	342,770	641,639
Accrued expenses	994,775	250,355
Lines of credit	329,277	—
Convertible note payable, net of discount of $2,946,664 and $183,560, respectively	1,233,938	476,440
Derivative liability	924,447	—
Loans payable	767,218	114,500
Loans payables – related party	4,500,000	27,017
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	9,605,380	1,954,790
Economic incentive (Note 12)	1,750,000	—
Total Liabilities	11,355,380	1,954,790

Commitments and contingencies	—	—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding, respectively	1,800,000	1,800,000
Total mezzanine equity	1,800,000	1,800,000

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 603,603,984 and 402,196,273 shares issued and outstanding, respectively	603,605	402,197
Common stock to be issued	302,552	76,911
Additional paid-in capital	23,490,778	15,203,394
Accumulated other comprehensive loss	(16,792)	16,670
Accumulated deficit	(27,018,878)	(19,078,809)
Non-controlling interest	18,403	—
Total stockholders' deficit	(2,618,332)	(3,377,637)
Total liabilities and stockholders' deficit	$10,537,048	$377,153

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

  CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$26,908	$—	$188,205	$—
Cost of revenue	(11,589)	—	22,273	—
Gross margin	$38,497	$—	$165,932	$—
Operating Expenses:
Consulting	$389,925	$311,808	$1,084,423	$1,094,768
Professional fees	79,527	131,535	621,087	258,165
Payroll expense	217,806	171,260	750,070	623,549
Director fees	13,500	4,500	101,500	13,500
General and administration expenses	401,845	227,374	1,162,648	824,344
Total operating expense	1,102,603	846,477	3,719,728	2,814,326
Loss from Operations	(1,064,106)	(846,477)	(3,553,796)	(2,814,326)
Other income (expense):
Interest expense	(1,590,647)	(22,791)	(3,299,800)	(46,256)
Change in fair value of derivative	1,038,342	—	2,174,421	—
Loss on debt issuance	—	—	(2,676,526)	(195,483)
Gain on conversion of debt	620,778	—	881,660	—
Gain on extinguishment of debt	—	—	17,500	—
Total other expense	68,473	(22,791)	(2,902,745)	(241,739)
Net loss before provision for income tax	(995,633)	(869,268)	(6,456,541)	(3,056,065)
Provision for income tax expense	—	—	—	—
Net loss	$(995,633)	$(869,268)	$(6,456,541)	$(3,056,065)
Net loss (income) attributed to non-controlling interest	(51,697)	—	(18,403)	—
Net loss attributed to Clean Vision Corporation	(1,047,330)	(869,268)	(6,474,944)	(3,056,065)
Other comprehensive income:
Foreign currency translation adjustment	(16,404)	6,622	(33,462)	(4,095)
Comprehensive loss	$(1,063,734)	$(862,646)	$(6,508,406)	$(3,060,160)
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding - basic and diluted	495,274,326	353,868,192	466,596,880	337,327,607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2023

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock to be	Accumulated Other Comprehensive	Accumulated	Minority	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Deficit	Interest	Deficit
Balance, December 31, 2022	—	$—	2,000,000	$2,000	402,196,273	$402,197	$15,203,394	$76,911	$16,670	$(19,078,809)	$—	$(3,377,637)
Stock dividend	—	—	—	—	21,816,590	21,817	1,461,711	—	—	(1,483,528)	—	—
Stock issued for services – related party	—	—	—	—	500,000	500	60,500	—	—	—	—	61,000
Stock issued for services	—	—	—	—	4,950,000	4,950	350,425	39,334	—	—	—	394,709
Stock issued for cash	—	—	—	—	16,750,000	16,750	318,250	—	—	—	—	335,000
Stock issued for debt conversion	—	—	—	—	19,286,137	19,286	366,437	—	—	—	—	385,723
Debt issuance cost – warrants issued	—	—	—	—	—	—	1,321,698	—	—	—	—	1,321,698
Shares cancelled	—	—	—	—	(3,000,000)	(3,000)	3,000	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,541)	(2,701,002)	—	(2,702,543)
Balance, March 31, 2023	—	—	2,000,000	2,000	462,499,000	462,500	19,085,415	116,245	15,129	(23,263,339)	—	(3,582,050)
Adjust stock dividend shares	—	—	—	—	(16)	—	—	—	—	—	—	—
Stock issued for services	—	—	—	—	500,000	500	31,900	(27,474)	—	—	—	4,926
Stock issued for debt conversion	—	—	—	—	25,450,000	25,450	949,650	—	—	—	—	975,100
Debt issuance cost – warrants issued	—	—	—	—	—	—	1,348,364	—	—	—	—	1,348,364
Settlement of debt-related party	—	—	—	—	—	—	96,250	—	—	—	—	96,250
Net loss	—	—	—	—	—	—	—	—	(15,517)	(2,759,906)	(33,294)	(2,808,717)
Balance, June 30, 2023	—	—	2,000,000	2,000	488,448,984	488,450	21,571,369	88,771	(388)	(26,023,245)	(33,294)	(3,906,337)
Stock sold for cash	—	—	—	—	—	—	—	198,000	—	—	—	198,000
Stock issued for services	—	—	—	—	32,930,000	32,930	561,134	15,781	—	—	—	609,845
Stock issued for debt conversion	—	—	—	—	77,725,000	77,725	1,362,775	—	—	—	—	1,440,500
Shares issued for settlement	—	—	—	—	4,500,000	4,500	(4,500)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(16,404)	(995,633)	51,697	(960,340)
Balance, September 30, 2023	—	$—	2,000,000	$2,000	603,603,984	$603,605	$23,490,778	$302,552	$(16,792)	$(27,018,878)	$18,403	$(2,618,332)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Deficit	Deficit
Balance, December 31, 2021	1,850,000	$1,850	2,000,000	$2,000	312,860,376	$312,861	$12,576,049	$227,544	$—	$(13,165,085)	$(44,781)
Cancellation of preferred	(1,850,000)	(1,850)	—	—	—	—	1,850	—	—	—	—
Stock issued for services	—	—	—	—	1,525,016	1,525	46,209	(6,119)	—	—	41,615
Debt issuance cost	—	—	—	—	—	—	161,709	—	—	—	161,709
Net loss	—	—	—	—	—	—	—	—	(10,040)	(1,064,930)	(1,074,970)
Balance, March 31, 2022	—	—	2,000,000	2,000	314,385,392	314,386	12,785,817	221,425	(10,040)	(14,230,015)	(916,427)
Stock issued for cash	—	—	—	—	30,000,000	30,000	570,000	—	—	—	600,000
Stock issued for services	—	—	—	—	5,000,000	5,000	143,001	11,246	—	—	159,247
Debt issuance cost	—	—	—	—	—	—	33,773	—	—	—	33,773
Net loss	—	—	—	—	—	—	—	—	(677)	(1,121,867)	(1,122,544)
Balance, June 30, 2022	—	—	2,000,000	2,000	349,385,392	349,386	13,532,591	232,671	(10,717)	(15,351,882)	(1,245,951)
Stock issued for services	—	—	—	—	5,000,000	5,000	77,500	46,632			129,132
Net loss	—	—	—	—	—	—	—	—	6,622	(869,268)	(862,646)
Balance, September 30, 2022	—	$—	2,000,000	$2,000	354,385,392	$354,386	$13,610,091	$279,303	$(4,095)	$(16,221,150)	$(1,979,465)

CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(6,456,541)	$(3,060,160)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	—	486,166
Stock issued for services	1,009,480	329,994
Stock issued for services – related party	61,000	—
Debt discount amortization	2,953,540	30,000
Loss on issuance of debt	2,676,526	195,482
Change in fair value of derivative	(2,174,421)	—
Gain on conversion of debt	(881,660)	—
Gain on extinguishment of debt	(17,500)	—
Changes in operating assets and liabilities:
Prepaid	(230,754)	(92,033)
Accounts receivable	(160,736)	—
Accounts payable	(152,808)	11,248
Accruals	164,385	140,262
Accrued compensation	(202,619)	112,230
Net cash used by operating activities	(3,412,108)	(1,846,811)

Cash Flows from Investing Activities:
Purchase of 51% interest in Clean-Seas Morocco, LLC	(2,000,000)	—
Purchase of property and equipment	—	(54,713))
Net cash used by investing activities	(2,000,000)	(54,713))

Cash Flows from Financing Activities:
Cash overdraft acquired in acquisition	(11,093)	—
Proceeds from convertible notes payable	4,809,500	300,000
Payments-convertible notes payable	(270,000)	—
Proceeds from the sale of common stock	533,000	600,000
Proceeds from notes payable - related party	5,000	45,140
Repayment of related party loans	(32,910)	(100)
Proceeds from notes payable	42,500	131,436
Proceeds from long term note payable	1,750,000	—
Payments - notes payable	(72,780)	(14,402)
Net cash provided by financing activities	6,753,217	1,062,074

Net change in cash	1,341,109	(839,450)
Effects of currency translation	(33,462)	6,622
Cash at beginning of period	10,777	835,657
Cash at end of period	$1,318,424	2,829

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$2,538,174	$—
Common stock issued for prepaid services	$—	$111,000
Note payable issued for acquisition	$4,500,000	$—

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

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

We currently operate through our wholly-owned subsidiary, Clean-Seas, Inc. (“Clean-Seas”), which we acquired on May 19, 2020. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 23, 2023, Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in Eco Synergie S.A.R.L., a limited liability company organized under the laws of Morocco, which changed its name to Clean-Seas Morocco, LLC (“Clean-Seas Morocco”) on such date. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 tons per day (“TPD”) of waste plastic.

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

Clean-Seas West Virginia, Inc. (“Clean-Seas West Virginia”), established on April 1, 2023, is our first facility in the United States and is expected to be operational in the first quarter of 2024. The facility will be located outside of Charleston, the capital of West Virginia, and is expected to begin operations converting 100 TPD of waste plastic. The Company expects Clean-Seas West Virginia to expand to greater than 500 TPD over the course of the next three years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2023 and not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2022.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).  As of September 30, 2023, the Company had $974,248 of cash in excess of the FDIC’s $250,000 coverage limit.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended September 30, 2023 and December 31, 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the quarter ended September 30, 2023, include the accounts of the Company and its wholly owned subsidiaries, Clean-Seas, Clean-Seas India Private Limited, Clean-Seas Group, Endless Energy, Inc. (“Endless Energy”), EcoCell, Inc., Clean-Seas Arizona, Clean-Seas West Virginia, and our 51% owned subsidiary, Clean-Seas Morocco. As of September 30, 2023, there was no activity in Clean-Seas Group, Endless Energy or Clean-Seas Arizona.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2023, there are warrants to purchase up to 116,944,802 shares of common stock and approximately 158,000,000 dilutive shares of common stock from a convertible notes payable. As of September 30, 2023 and 2022, there are 20,000,000 and 20,000,000 potentially dilutive shares of common stock, respectively, if the Series C preferred stock were to be converted. There are 2,000,000 shares of Series B preferred stock outstanding. The Series B Preferred Stock can automatically be converted on January 1, 2023, into shares of common stock at the rate of 10 shares of Common Stock for each share of Preferred Stock. As of September 30, 2023 and 2022, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2023:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$924,447
Total	$—	$—	$924,447

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

Our business model is focused on generating revenue from the following sources:

(i) Service revenue from the recycling services we provide. We plan to establish plastic feedstock agreements with a number of feedstock suppliers for the delivery of plastic to our facilities. Much of this plastic is currently a cost center for such feedstock suppliers, who pay "tipping fees" to landfills or incinerators. We will accept this plastic feedstock at reduced price or for no tipping fees. In some cases, feedstock suppliers will also share in revenue on products produced from their feedstock.  This revenue will be realized and recognized upon receipt of feedstock at one of our facilities.

(ii) Revenue generated from the sale of commodities. We will produce commodities including, but not limited to, pyrolysis oil, fuel oil, lubricants, synthetic gas, hydrogen, and carbon char. We are in negotiation with chemical and oil companies for purchasing, or off-taking, fuels and oils we produce, and exploring applications for carbon char. This revenue will be recognized upon shipment of products from one of our facilities and in some cases off-takers may pre-pay for a contractual obligation to buy our commodities.

(iii) Revenue generated from the sale of environmental credits. Our products are eligible for numerous environmental credits, including but not limited to carbon credits, plastic credits, and biodiversity credits. These credits may be monetized directly on the relevant markets or may be realized as value-add to off-takers, who will pay a premium for eligible products. Revenue from these credits will be recognized upon sale of applicable environmental credits on recognized markets, and/or upon sale of commodities to off-takers when that off-take includes an environmental credit premium.

(iv) Revenue generated from royalties and/or the sale of equipment. We expect to develop or acquire intellectual property which could generate revenue through royalties and/or sales of manufactured equipment.  Revenue may be recognized upon the terms of a contracted sale agreement.

As of September 30, 2023, our operations in Morocco had generated approximately $188,000  in revenue, with a gross margin of approximately $166,000 from the sale of commodities (the provision of pyrolysis services and its sale of byproducts). As of September 30, 2023, we did not generate revenue from any other sources  .

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $27,018,878 at September 30, 2023, and had a net loss of $6,456,541 for the nine months ended September 30, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 4 — BUSINESS COMBINATIONS

On April 25, 2023 (the “Morocco Closing Date”), Clean-Seas, a wholly owned subsidiary of the Company, completed its acquisition of a fifty-one percent (51%) interest (the “Morocco Acquisition”) in Eco Synergie S.A.R.L., a limited liability company organized under the laws of Morocco (“Ecosynergie”), pursuant to that certain Notarial Deed (the “Morocco Purchase Agreement”) dated as of January 23, 2023 (the “Signing Date”) setting forth the terms and provisions applicable to the Morocco Acquisition (the “Purchase Agreement”). On the Morocco Closing Date, (i) Ecosynergie’s name was changed to Clean-Seas Morocco, LLC, (ii) Mrs. Halima Aboudeine and Mr. Daniel C. Harris, the Company’s CRO, were appointed as managers of Clean-Seas Morocco and (iii) Mr. Harris was appointed to serve as the Chief Executive Officer of Clean-Seas Morocco. Ecosynergie was not acquired from a related party and the Company did not have common control with Ecosynergie at the time of the Morocco Acquisition.

Pursuant to the Morocco Purchase Agreement, Clean-Seas paid an aggregate purchase price of $6,500,000 for the Morocco Acquisition, of which (i) $2,000,000 was paid on the Morocco Closing Date and (ii) the remaining $4,500,000 is to be paid to Ecosynergie Group over a period of ten (10) months from the Morocco Closing Date. Additionally, Clean-Seas committed to invest up to $50,000,000 in Clean-Seas Morocco over a period of ten (10) months from the Morocco Closing Date (the “Clean-Seas Morocco Investment”). The Clean-Seas Morocco Investment is currently contemplated to be funded in tranches based on a to be agreed to schedule tied to milestones related to the technology being deployed by Clean-Seas Morocco. The parties intend to complete the funding schedule applicable to the Clean-Seas Morocco investment in the first quarter 2024. To date, none of the Clean-Seas Morocco Investment has been funded

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. Although the accounting for operations is not yet complete, the results of operations of the business acquired by the Company have been included in the consolidated statements of operations since the date of acquisition. All amounts are considered provisional until a more thorough analysis of the books and records and the accounting for the acquisition can be completed. Per ASC 805-10-25-13, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2023	December 31, 2022
Pyrolysis unit	$185,700	$185,700
Equipment	55,676	55,676
Clean-Seas Morocco	1,053,755	—
Less: accumulated depreciation	—	—
Property and equipment, net	$1,295,131	$241,376

Depreciation expense

As of September 30, 2023, the Company’s fixed assets have not yet been placed into service. Depreciation will begin on the date the assets are placed into service.

NOTE 6 – LOANS PAYABLE

As of December 31, 2020, a third party loaned the Company a total of $114,500. The loan was used to cover general operating expenses, is non-interest bearing and due on demand. During the year ended December 31, 2021, the Company repaid $100,000 of the loan. During the year ended December 31, 2022, the same individual provided consulting/IR services to the Company valued at $100,000. The amount due was added to the note payable for a balance due of $114,500 as of December 31, 2022. During the nine months ended September 30, 2023, the note was fully converted into 5,725,000 shares of common stock.

Effective January 1, 2023, the Company acquired a financing loan for its Director and Officer Insurance for $42,500. The loan bears interest at 7.75%, requires monthly payments of $4,402.42 and is due within one year. As of September 30, 2023, the balance due is $8,540.

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

The Coventry Note bears guaranteed interest at the rate of 5% per annum for the 12 months from and after the date of issuance (notwithstanding the 11-month term of the Coventry Note for aggregate guaranteed interest of fifteen thousand Dollars ($15,000), all of which Guaranteed Interest shall be deemed earned as of the date of the Coventry Note. The principal amount and the Guaranteed Interest are due and payable in seven equal monthly payments of $45,000, commencing on May 6, 2023, and continuing on the 6th day of each month thereafter until paid in full not later than November 6, 2023. During the nine months ended September 30, 2023, the Company repaid $270,000 of the principal amount.

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

May Convertible Notes

On May 26, 2023, the Company entered into that certain Securities Purchase Agreement (the “May Purchase Agreement”) with certain institutional investors (the “May Investors”), pursuant to which the May Investor purchased a senior convertible promissory note in the aggregate original principal amount of $1,714,285.71 (the “May Note”) and warrants to purchase 44,069,041 shares of the Company’s common stock (the “May Warrants”).

The May Note matures 12 months after issuance and bear interest at a rate of 5% per annum, as may be adjusted from time to time in accordance with Section 2 of the May Note. The May Note have an original issue discount of 30%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the May Note.

At any time, the Company shall have the right to redeem all, but not less than all, of the amount then outstanding under the May Note (the “Company Optional Redemption Amount”) on the Company Optional Redemption Date (as defined in the Note) (a “Company Optional Redemption”). The portion of the May Note subject to a Company Optional Redemption shall be redeemed by the Company in cash at a price equal to the greater of (i) 10% premium to the amount then outstanding under the May Note to be redeemed, and (ii) the equity value of our common stock underlying the May Note. The equity value of our common stock underlying the May Note is calculated using the greatest closing sale price of our common stock on any trading day immediately preceding such redemption and the date we make the entire payment required. The Company may exercise its right to require redemption under the May Note by delivering a written notice thereof by electronic mail and overnight courier to all, but not less than all, of the holders of May Note.

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

August 2023 Note

On July 31, 2023 (the “August Note Original Issue Date”), the Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an accredited investor (the “August Investor”), pursuant to which the August Investor purchased a senior convertible promissory note in the original principal amount of $500,000 (the “August Note”). In addition, as an additional inducement to the August Investor for purchasing the August Note, the Company issued 21,000,000 shares of its common stock to the August Investor at the closing. These shares are being valued at the closing stock price on the date of grant with the relative fair value accounted for as a debt discount. The transactions contemplated under the August Purchase Agreement closed on August 4, 2023.

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

The Company accounted for the above Convertible Notes according to ASC 815. For the derivative financial instruments that are accounted for as liabilities, the derivative liability was initially recorded at its fair value and is being re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

For the warrants that were issued with each tranche of funding, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the warrants at inception and then calculates the relative fair value for each loan.

The Company deducts the total value of all discounts (OID, value of warrants, discount for derivative) from the calculated derivative liability with any difference accounted for as a loss on debt issuance. For the nine months ended September 30, 2023, the Company recognized a total loss of the issuance of convertible debt of $2,676,526.

From April 2023 through September 30, 2023, Walleye Opportunities Master Fund Ltd., converted $2,063,684 of the principal amount of the February Note into 97,450,000 shares of our common stock. The Company accounted for the conversions per ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20), resulting in a gain from conversion of debt of $881,660.

The following table summarizes the convertible notes outstanding as of September 30, 2023:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2022	Additions	Conversions / Repayments	Balance September 30, 2023
Silverback Capital Corporation	3/31/2022	3/31/2023	8%	$360,000	$—	$(360,000)	$—
Coventry Enterprises, LLC	12/29/2022	11/6/2023	5%	300,000	—	(270,000)	30,000
Walleye Opportunities Fund	2/21/2023	2/21/2024	5%	—	2,500,000	(2,063,684)	436,316
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	—	1,500,000	—	1,500,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	—	1,714,286	—	1,714,286
Coventry Enterprises, LLC	7/31/2023	7/31/2024	10%	—	500,000	—	500,000
Total				$660,000	$6,214,286	$(2,693,674)	$4,180,602
Less debt discount				$(183,560)			(2,946,664)
Convertible note payable, net				$476,440			$1,233,938

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2022	$—
Increase to derivative due to new issuances	4,217,944
Decrease to derivative due to conversions	(1,119,076)
Decrease to derivative due to mark to market	(2,174,421)
Balance at September 30, 2023	$924,447

The Company uses the Black Scholes pricing model to estimate the fair value of its derivatives. A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy, as of September 30, 2023 is as follows:

Inputs	September 30, 2023	Initial Valuation
Stock price	$0.045	$0.0566-0.1075
Conversion price	$0.0358	$0.0534-0.0591
Volatility (annual)	108.55%	165.3%-170.53%
Risk-free rate	5.56%	4.7-5.07%
Dividend rate	—	—
Years to maturity	0.39	.87-1

NOTE 8 – RELATED PARTY TRANSACTIONS

Dan Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Daniel Bates, the Company’s Chief Executive Officer. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.

As of September 30, 2023 and December 31, 2022, the Company owed Mr. Bates $189,000 and $220,000, respectively, for accrued compensation.

The Company issued to Mr. Bates three separate promissory notes, 1) on August 1, 2022, for $1,000, 2) on September 15, 2022, for $35,040, and 3) on October 6, 2022, for $1,000. The notes bear interest at 8% and are due on demand. As of December 31, 2022, the Company repaid $20,000, for a balance due of principal and interest of $26,040 and $977. During the nine months ended September 30, 2023, Mr. Bates loaned the Company an additional $5,000. AS of September 30, 2023, the loans and all accrued interest were repaid in full.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month, which increased to $7,500 in June 2023. As of September 30, 2023 and December 31, 2022, the Company owes Ms. Boulds $7,500 and $25,000 for accrued compensation, respectively.

Daniel Harris, Chief Revenue Officer

As of September 30, 2023 and December 31, 2022, the Company owed Mr. Harris, $12,500 and $37,500, respectively, for accrued compensation.

John Owen

Mr. Owen’s consulting agreement and his role as Chief Operating Officer were terminated effective as of November 21, 2022. Per the terms of the separation agreement with Mr. Owen, the Company acknowledges past due salary of $62,500. The Company made an initial payment of $2,500 and agreed to pay $5,000 a month beginning in January 2023. As of September 30, 2023, the Company owed Mr. Owen $15,000.

Erfran Ibrahim, former CTO

As of September 30, 2023 and December 31, 2022, the Company owed Mr. Ibrahim, $60,000 and $60,000, respectively, for accrued compensation.

Michael Dorsey, Director

As of September 30, 2023 and December 31, 2022, the Company owed Mr. Dorsey, $0 and $9,000, respectively, for accrued director fees.

Greg Boehmer, Director

As of September 30, 2023 and December 31, 2022, the Company owed Mr. Boehmer, $0 and $4,500, respectively, for accrued director fees. In addition, the Company owes Mr. Boehmer $0 and $7,000, for consulting services as of September 30, 2023 and December 31, 2022.

Bart Fisher, Director

On February 23, 2023. Mr. Fisher was granted 500,000 shares of common stock. The shares were valued at $0.122, the closing stock price on the date of grant, for total non-cash stock compensation of $61,000.

NOTE 9 – COMMON STOCK

The Company has entered into three consulting agreements that required the issuance of a total of 31,251 shares of common stock per month through December 2023. For the nine months ended September 30, 2023, the shares were valued at the closing stock price on the date of grant for total non-cash stock compensation of $13,000. As of September 30, 2023, the shares due have not been issued by the transfer agent and are included in common stock to be issued.

The Company has entered into a consulting agreement that requires the issuance of 5,000 shares of common stock per month beginning February 2022. For the nine months ended September 30, 2023, the shares were valued at the closing stock price on the date of grant for total non-cash stock compensation of $4,333. As of September 30, 2023, the shares due have not been issued by the transfer agent and are included in common stock to be issued.

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

From April 2023 through September 30, 2023, Walleye Opportunities Master Fund Ltd., converted $2,063,684 of the principal amount of the February Note into 97,450,000 shares of our common stock.

On July 6, 2023, the Company issued Brad Listermann 430,000 shares of common stock. The shares were issued per the terms of a Settlement Agreement effective June 13, 2023.

On July 18, 2023, the Company issued 6,000,000 shares of common stock for services. The shares were valued at $0.03, the closing stock price on the date of grant, for total non-cash compensation expense of $181,800.

On July 24, 2023, the Company issued 5,725,000 shares of common stock for conversion of a loan payable in the amount $114,500.

On August 1, 2023, the Company granted 500,000 shares of common stock for services. The shares were valued at $0.025, the closing stock price on the date of grant, for total non-cash compensation expense of $12,650.

On August 29, 2023, the Company granted 500,000 shares of common stock for services. The shares were valued at $0.021, the closing stock price on the date of grant, for total non-cash compensation expense of $10,600.

On September 15, 2023, the Company granted 5,000,000 shares of common stock for services. The shares were valued at $0.026, the closing stock price on the date of grant, for total non-cash compensation expense of $130,000.

On September 26, 2023, the Company entered into the Dorado Purchase Agreement with Dorado. Pursuant to which the Company issued and sold to Dorado (i) 10,000,000 shares of Common Stock to the Dorado at a purchase price of $0.0198 per share, or $198,000 in the aggregate, and (ii) 5,000,000 shares of restricted Common Stock to Dorado.

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

Series B Preferred Stock

On December 14, 2020, the Company designated 2,000,000 shares of its authorized preferred stock as Series B Convertible Non-voting Preferred Stock (the “Series B Preferred Stock”). The Series B Preferred Stock does not bear a dividend or have voting rights. The Series B Preferred Stock automatically converted into shares of common stock on January 1, 2023, at the rate of 10 shares of common stock for each share of Series B Preferred Stock; however, due to an ongoing dispute with certain holders of the Series B Preferred Stock, which is expected to be resolved through binding arbitration in December 2023, such conversion has not been effectuated as of the date hereof. Holders of our Series B Preferred Stock have anti-dilution rights protecting their interests in the Company from the issuance of any additional shares of capital stock for a two year period following conversion of the Series B Preferred Stock calculated at the rate of 20% on a fully diluted basis.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2021	—	—	—
Issued	9,040,000	$0.02	2.49
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2022	9,040,000	$0.02	2.25
Issued	107,904,802	$0.04	4.46
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, September 30, 2023	116,944,802	$0.037	4.25	$988,694

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

Pursuant to the terms of the Tucker Agreement, the Company expects to have the Tucker Litigation resolved through binding arbitration in December 2023.

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

Non-Related Party Consulting Agreements

The following is a summary of compensation related to consulting agreements in 2023.

		Stock Compensation
Consultant	Current Contract Date	# Shares	Value	2023 Compensation	Owed as of 9/30/2023
John Shaw	3/1/2021	—	$—	$45,000	$—
Chris Galazzi	5/2/2021	93,753	$1,995	$67,500	$22,500
Venkat Kumar Tangirala	1/1/2022	—	$—	$45,000	$30,000
Alpen Group LLC	1/1/2022	45,000	$4,333	$45,000	$40,000
Strategic Innovations	1/1/2023	—	—	$30,000	$—
Fraxon Marketing	3/15/2023	—	—	$90,000	$10,000

West Virginia State Incentive Package

On June 12, 2023, Clean-Seas announced that it secured $12 million in state incentives, which includes $1.75 million in cash to establish a PCN facility outside of Charleston, West Virginia. Clean-Seas West Virginia, Inc., a West Virginia corporation (“Clean-Seas West Virginia”), has an existing feedstock supply agreement for 100 TPD of post-industrial plastic waste and is planned to be a PCN hub servicing the Mid-Atlantic states. The project will commence in phases, Phase 1 being 100 TPD, scaling up to 500 TPD. Additional project finance capital is in the process of being secured and the Company received the $1.75 million cash disbursement on September 25, 2023.

NOTE 13 - DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the liabilities of the discontinued operations in the consolidated balance sheets. The liabilities have been reflected as discontinued operations in the consolidated balance sheets as of September 30, 2023 and December 31, 2022, and consist of the following:

	September 30, 2023	December 31, 2022
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

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

Company Overview and Description of Business

Overview

Clean Vision is a new entrant in the clean energy and waste-to-energy industries focused on clean technology and sustainability opportunities. By leveraging innovative technology, we aim to responsibly resolve environmental challenges by producing valuable products and strive to be recognized as an environmental, social and governance company (“ESG”). Currently, we are focused on providing a solution to the plastic waste problem by converting plastic waste into saleable byproducts, such as precursors used in the production of new plastic products, hydrogen and other clean-burning fuels that can be used to generate clean energy. Using a technology known as pyrolysis, which heats the feedstock (i.e., plastic waste) at high temperatures in the absence of oxygen so that the material does not burn, we are able to convert the plastic feedstock into (i) low-sulfur fuels, (ii) clean hydrogen (specifically, the Company’s branded AquaH™, which trademark application is currently pending with the United States Patent and Trademark Office (the “USPTO”)), and (iii) carbon char. Our goal is to generate revenue from three sources: (i) service revenue from the recycling services we provide (ii) revenue generated from the sale of the byproducts; and (iii) revenue generated from the sale of fuel cell equipment.  Our mission is to aid in solving the problem of cost-effectively upcycling the vast amount of waste plastic generated on land before it flows into the world’s oceans.

Clean Vision was established in 2017 as a company focused on the acquisition of disruptive technologies that will impact the digital economy. The Company, which was formerly known as Byzen Digital Inc., changed its corporate name to Clean Vision on March 12, 2021.

We are now a holding company and currently operate through our wholly owned subsidiary, Clean-Seas, Inc. (“Clean-Seas”) which we acquired on May 19, 2020. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 25, 2023 (the “Morocco Closing Date”), Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in Eco Synergie S.A.R.L., a limited liability company organized under the laws of Morocco (“Ecosynergie”). On the Morocco Closing Date, (i) Ecosynergie’s name was changed to Clean-Seas Morocco, LLC (“Clean-Seas Morocco”), (ii) Mrs. Halima Aboudeine and Mr. Daniel C. Harris, the Company’s Chief Revenue Officer (“CRO”), were appointed as managers of Clean-Seas Morocco and (iii) Mr. Harris was appointed to serve as the Chief Executive Officer of Clean-Seas Morocco. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 TPD of waste plastic through pyrolysis.

Employees

As of September 30, 2023, we employed thirty-one (31) individuals, of which nine (9) are part time. Ten (10) of our employees reside in India, nine (9) of our employees reside in Morocco and one (1) of our employees resides in France.

Available Information

All reports of the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Our principal executive offices are located at 2711 N. Sepulveda Blvd., Suite #1051, Manhattan Beach, CA 90266. Our telephone number is (424) 835-1845.

Our common stock is quoted on the OTCQB maintained by OTC Markets, Inc. under the symbol “CLNV”.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of the Company and its subsidiaries for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenue

For the three months ended September 30, 2023, the Company recognized revenue of $26,908, from our subsidiary Clean-Seas Morocco. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco. The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

We recognized no revenue for three months ended September 30, 2022.

Consulting Expense

For the three months ended September 30, 2023 and 2022, we had consulting expenses of $389,925 and $311,808, respectively, an increase of $78,117 or 25.1%. The increase is mainly due to an increase in stock compensation expense. In the current year we issued stock for services for non-cash compensation expense of approximately $172,000 compared to $150,000 of stock compensation expense for preferred shares in the prior period.

Professional Fees

For the three months ended September 30, 2023 and 2022, we incurred professional fees of $79,527 and $131,535, respectively, a decrease of $52,008 or 39.5%. In the current period we had a decrease in legal expense of approximately $38,000 as well as a decrease of $4,000 in accounting expense.

Payroll Expense

For the three months ended September 30, 2023 and 2022, we had payroll expenses of $217,806 and $171,260, respectively, an increase of $46,546 or 27.2%. Payroll has increased due to both new hires and to salary increases for some of our employees.

Director Fees

For the three months ended September 30, 2023 and 2022, we had director fees of $13,500 and $4,500, respectively, an increase of $9,000. Our directors are compensated $4,500 per quarter. In the prior period expense was incurred for just one director. In the current period we have three directors.

General and Administrative expense

For the three months ended September 30, 2023 and 2022, we had G&A expenses of $401,845 and $227,374, respectively, an increase of $174,471 or 76.7%. The increase in the current period is primarily due to promotional expense. We issued shares of common stock for promotional services for $181,800 of non-cash expense. Our Clean Seas India a subsidiary also incurred approximately $17,000 of G&A expense during the period. These increases were offset by a decrease in investor relation expense of $141,500.

Other Income and Expense

For the three months ended September 30, 2023, we had total other income of $68,473 compared to total other expense of $22,791 for the three months ended September 30, 2022. In the current period we recognized $1,590,647 of interest expense, of which $1,532,111 was amortization of debt discount, a gain in the change in fair value of derivative of $1,038,342 and a gain on the conversion of debt of $620,778. In the prior period we recognized $23,465 of interest expense, of which $15,000 was amortization of debt discount.

Net Loss

Net loss for the three months ended September 30, 2023, was $1,047,330, after deducting $51,697 for the non-controlling interest, and $869,268, respectively.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenue

For the nine months ended September 30, 2023, the Company recognized revenue of $188,205 and cost of revenue of $22,273, from our new subsidiary Clean-Seas Morocco. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir Morocco. The feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

We recognized no revenue for the nine months ended September 30, 2022.

Consulting Expense

For the nine months ended September 30, 2023 and 2022, we had consulting expenses of $1,084,423 and $1,094,768 respectively, a decrease of $10,345 or 0.9%. In the current period approximately $571,000 of our consulting expense was non-cash stock compensation. In the prior period that amount was approximately $484,000.

Professional Fees

For the nine months ended September 30, 2023 and 2022, we incurred professional fees of $621,087 and $258,165, respectively, an increase of $362,922 or 140.6%. In the current period we had additional legal expense of approximately $352,000 mostly related to both the filing of our Regulation A Offering Statements and ongoing litigation.

Payroll Expense

For the nine months ended September 30, 2023 and 2022, we had payroll expenses of $750,070 and $623,549, respectively, an increase of $126,521 or 20.3%. In the current period we recognized payroll expense from Clean-Seas Morocco of approximately $83,000. In addition, payroll increased due to salary increases for some of our employees and additional new hires.

Director Fees

For the nine months ended September 30, 2023 and 2022, we had director fees of $101,500 and $13,500, respectively, an increase of $88,000. Our directors are compensated $4,500 per quarter. In the prior period expense was incurred for just one director. In the current period we have three directors. In addition, we issued 500,000 shares of common stock to a new director for total non-cash compensation expense of $61,000.

General and Administrative expense

For the nine months ended September 30, 2023 and 2022, we had G&A expense of $1,162,648 and $824,344, respectively, an increase of $338,304 or 41%. Some of our larger G&A expenses were for promotional expense (~$472,000), transfer agent fees (~$24,000) and public company fees (~$35,000). Our Clean Seas India and Eco Synergie subsidiaries also incurred approximately $99,000 and $38,000, respectively, of G&A expense during the period.

Other Income and Expense

For the nine months ended September 30, 2023, we had total other expense of $2,902,745 compared to $241,739 for the nine months ended September 30, 2022. In the current period we recognized $3,299,800 of interest expense, of which $3,169,050 was amortization of debt discount and a loss on debt issuance of $2,676,526. This was offset with a gain of $881,660 for the conversion of debt, $17,500 from extinguishment of debt and a gain in the change in fair value of derivative of $2,174,421. In the prior year we recognized $46,256 interest expense, of which $30,000 was amortization of debt discount and a loss on debt issuance of $195,483.

Net Loss

Net loss for the nine months ended September 30, 2023, was $6,474,944, after deducting $18,403 for the non-controlling interest, and $3,056,065, respectively. Our net loss increased mainly due to non-cash expense associated with our convertible debt.

Liquidity and Capital Resources

Changes in Cash Flows

For the nine months ended September 30, 2023, we used $3,412,108 of cash in operating activities, which included $3,626,965 for non-cash items and $582,532 for operating activities. For the nine months ended September 30, 2022, we used $1,846,811 of cash in operating activities.

For the nine months ended September 30, 2023 and 2022, we used $2,000,000 for the acquisition of Morocco-based Ecosynergie Group. In the prior period we used $54,713 for the purchase of property and equipment, respectively.

For the nine months ended September 30, 2023 and 2022, we received net cash of $6,753,217 and $1,062,074, respectively, from financing activities. In the current period we received $4,809,500 from a convertible note payable, $42,500 from a note payable, $5,000 from our CEO, and $533,000 from the sale of our common stock. We also received $1,750,000 for a long-term liability. We repaid $32,910 of the loans owed to related parties, $270,000 of a convertible note and $72,780 on other notes payable. In the prior period, we received $300,000 from a convertible note payable, $600,000 from the sale of common stock and $131,436 from other notes, $14,402 of which was repaid.

Liquidity and Capital Resources

At September 30, 2023, the Company had cash of $1,318,424 and a working capital deficit of $6,259,559.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2023, the Company had a working capital deficit of $6,259,559, an accumulated deficit of $27,018,878 and net loss of $6,456,541  for the nine months ended September 30, 2023. The Company has not yet established a source of revenue sufficient to cover its operating, and has incurred net losses since inception. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown.

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

Capital Raising Transactions

Proceeds from Notes Payable

We generated net proceeds of $4,809,500 from the issuance of convertible notes during the nine months ended September 30, 2023.

Other outstanding obligations at September 30, 2023

Convertible Notes Payable

The Company had convertible promissory notes aggregating $4,180,602   outstanding at September 30, 2023. The accrued interest amounted to approximately $131,000 as of September 30, 2023. The convertible notes payable bear interest at rates ranging between 5% and 15% per annum. At September 30, 2023, none of the convertible promissory notes have matured and are in default.

Critical Accounting Policies

See the Company’s discussion under Note 2 - Summary of Significant Accounting Policies in its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Presently, except as descried below, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

On January 30, 2023, Leonard Tucker, LLC (“Tucker”), one of the holders of the Company’s the Series B Preferred Stock filed an action against the Company (the “Tucker Litigation”) in the Second Judicial District Court of the State of Nevada (Case No. CV23-00188) alleging breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, specific performance and declaratory relief (the “Tucker Complaint”). The Tucker Litigation arises from the 3-year Consulting Agreement the Company entered into with Tucker on December 17, 2020 (the “Tucker Agreement”), whereby Tucker agreed to perform certain strategic and business development services to the Company in exchange for 2,000,000 shares of Series B Preferred Stock and a consulting fee of $20,000 per month.

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

Pursuant to the terms of the Tucker Agreement, the Company expects to have the Tucker Litigation resolved through binding arbitration in January 2024.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2023, the Company did not issue any shares not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
4.1	Form of Senior Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2023)
10.1	Settlement Agreement and Mutual Release, dated as of July 3, 2023, by and among Clean Vision Corporation, Christopher Percy and Daniel Bates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023)
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2023)
10.3	Securities Purchase Agreement dated July 31, 2023 between Clean Vision Corporation and Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2023)
10.4	Form of Securities Purchase Agreement by and between the Company and Dorado Goose, LLC effective September 28, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2023)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)