Form 10-K
period 2023-12-31
Clean Vision Corp
filed 2024-04-16
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 024-11501

CLEAN VISION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	85-1449444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2711 N. Sepulveda Blvd. #1051 Manhattan Beach, CA	90266
(Address of Principal Executive Offices)	(Zip Code)

(424) 835-1845

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of Clean Vision Corporation held by non-affiliates was approximately $18,290,000 million based upon the closing price per share of $0.0395 on June 30, 2023.

The number of shares of the registrant’s common stock outstanding as of April 15, 2024 was 695,701,083 shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

This Annual Report also contains or may contain estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

PART I

ITEM 1. BUSINESS

Company Overview and History

Clean Vision Corporation (“Clean Vision,” “we,” “us,” or the “Company”) is a new entrant in the clean energy and waste-to-energy industries focused on clean technology and sustainability opportunities. Currently, we are focused on providing a solution to the plastic waste problem by recycling the waste and converting it into saleable byproducts, such as hydrogen and other clean-burning fuels. Using a technology known as pyrolysis, which heats the feedstock (i.e., plastic) at high temperatures in the absence of oxygen so that the material does not burn, we are able to turn the feedstock into (i) clean fuels, (ii) clean hydrogen and (iii) carbon black or char (char is created when plastic is used as feedstock). Our goal is to generate revenue from three sources:

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

(ii) Revenue generated from the sale of commodities. We will produce commodities including, but not limited to, pyrolysis oil, fuel oil, lubricants, synthetic gas, hydrogen, and carbon char. We are in negotiation with chemical and oil companies for purchasing, or off-taking, the fuels and oils we produce, and exploring applications for carbon char. This revenue will be recognized upon shipment of products from one of our facilities and in some cases off-takers may pre-pay for a contractual obligation to buy our commodities.

(iii) Revenue generated from the sale of environmental credits. Our products are eligible for numerous environmental credits, including, but not limited to, carbon credits, plastic credits, and biodiversity credits. These credits may be monetized directly on the relevant markets or may be realized as value-add to off-takers, who will pay a premium for eligible products. Revenue from these credits will be recognized upon sale of applicable environmental credits on recognized markets, and/or upon sale of commodities to off-takers when that off-take includes an environmental credit premium.

(iv) Revenue generated from royalties and/or the sale of equipment. We expect to develop or acquire intellectual property which could generate revenue through royalties and/or sales of manufactured equipment. Revenue may be recognized upon the terms of a contracted sale agreement.

According to analysis and projections reported by the U.S. Energy Information Administration (“EIA”) on June 14, 2023, it is estimated that while annual demand growth is expected to drop from 2.4 million barrels per day (“mb/d”) due to a shift in focus to a clean energy economy, global oil demand will rise by 6% from 2022 to 2028, reaching 105.7 mb/d. The EIA also estimates that upstream investments in oil and gas exploration, extraction and production were on course to reach their highest levels since 2015, growing 11% year-on-year to $528 billion in 2023.

Additionally, in the Hydrogen Generation Market Size, Share, Competitive Landscape and Trend Analysis, Report by Source, by Process, by Deliver Mode, by Application: Global Opportunity Analysis and Industry Forecast, 2021-2031 (the “Hydrogen Generation Market Research”), published by Allied Market Research in September 2022, the global hydrogen generation market size was valued at $136.3 billion in 2021 and is expected to each $262 billion by 2031, growing at a CAGR of 6.8% from 2022 to 2031. The Hydrogen Generation Market Research explains that hydrogen plays a vital role in the chemicals and oil & gas industry, with major factors driving the hydrogen generation market growth mostly due to ongoing unprecedented revolutions under the net zero emissions scenario, where global output of hydrogen is expected to reach 200 metric tons in 2030 when it is estimated that around 70% of hydrogen production will be done through low carbon technologies. It is anticipated that by 2050, the production of hydrogen will increase to roughly 500 metric tons and that energy efficiency, electrification, renewable energy, hydrogen and hydrogen based fuels, and carbon, capture, utilization and storage are some of the major technology pillars to decarbonize the world energy system.

According to the research and analysis by Argonne National Laboratory (“Argonne”) published in the Journal of Cleaner Production on November 1, 2023, plastics are important products for the modern economy, reaching production of 367 and 56 million tons in the world and North America, respectively, in 2022. The Argonne research also states that as of November 2023, the plastic industry relied heavily on fossil resources with data suggesting that 6% of the global production of crude oil and natural gas liquids is devoted to the production of plastics and is expected to increase to 20% in 2050, resulting in higher waste generation. According to Argonne, while recycling could reduce reliance on fossil resources and waste generation in the plastic industry while converting post-use plastic into a resource, only 9% of the post-use plastic collected in the United States is mechanically recycled due to diverse economic, technical environmental and regulatory barriers.

Further, the Organization for Economic Cooperation and Development has suggested that global plastics use is projected to almost triple between 2019 and 2060, with estimates of an increase from 460 million tons to 1,231 million tons yearly.

We believe that in the near future, a significant growth sector of the economy will be in clean energy and sustainable products and services. This belief was a key factor in our shift in our business focus in May 2020 and our acquisition of Clean-Seas, Inc. (“Clean-Seas”), which became our wholly owned subsidiary on May 19, 2020. We believe that Clean-Seas has made significant progress in identifying and developing its business model around the clean energy and waste-to-value sectors.

Clean Vision was established in 2017 as a company focused on the acquisition of disruptive technologies that will impact the digital economy. The Company, which was formerly known as Byzen Digital Inc., changed its corporate name to Clean Vision on March 12, 2021.

We operate through our wholly owned subsidiary, Clean-Seas, which we acquired on May 19, 2020. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 25, 2023 (the “Morocco Closing Date”), Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in EcoSynergie S.A.R.L., a limited liability company organized under the laws of Morocco (“EcoSynergie”). On the Morocco Closing Date, (i) EcoSynergie’s name was changed to Clean-Seas Morocco, LLC (“Clean-Seas Morocco”), (ii) Mrs. Halima Aboudeine and Mr. Daniel C. Harris, the Company’s Chief Revenue Officer (“CRO”), were appointed as managers of Clean-Seas Morocco and (iii) Mr. Harris was appointed to serve as the Chief Executive Officer of Clean-Seas Morocco. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 tons per day (“TPD”) of plastic feedstock through pyrolysis.

Our Business Segments

Clean-Seas, Inc.

Clean-Seas was incorporated in Delaware on March 20, 2020. Clean-Seas became a wholly owned subsidiary of Clean Vision on May 19, 2020. Clean-Seas was Clean Vision’s first investment within its newly expanded business strategy of clean energy space. It is management’s belief that Clean-Seas has made significant progress in identifying and developing a new business model around the clean energy and waste-to-value sectors. Clean-Seas is currently Clean Vision’s sole operating entity.

Clean-Seas was established to solve the problem of cost-effectively upcycling the vast amount of waste plastic generated on-land before it flows into the world’s oceans. As a “solutions provider,” Clean-Seas has identified technologies that are uniquely suited to convert plastic waste into valuable commodities and intends to provide these technologies to its customers. The Clean-Seas team of business development professionals and engineers will use its experience in the sustainable energy space to deliver conversion technologies to its customers and strategic partners. Depending on customer requirements, facilities will be designed to convert plastic feedstock into precursors, clean-burning fuels, hydrogen, and/or generate electricity. The solutions provided will utilize technologies uniquely designed to the specific feedstock available and the customer’s requirements.

System design includes conversion of mixed plastics, typically the more difficult plastic types #4 - #7 (low density polyethylene, polypropylene, polystyrene, others), with a minimal sorting and cleaning requirement.

Subsidiaries of Clean-Seas

In order to execute our business model, Clean-Seas has established subsidiaries and/or joint ventures in Morocco, France, Turkey, Sri Lanka, Puerto Rico, Arizona, Massachusetts, Michigan and West Virginia. We chose these locations due to the proximity to an abundant supply of plastic feedstock as well as because of prior business relationships that had been established by Daniel Bates and his team, throughout his career in the renewable energy industry.

Within the United States, Clean-Seas has developed relationships within environmental and economic development agencies in several states for the remediation and conversion of waste plastic. Clean-Seas has entered into contracts to employ its patent-pending Plastic Conversion Network (“PCN”) projects in West Virginia, Arizona and Massachusetts and Michigan. Clean-Seas West Virginia, Inc. (“Clean-Seas West Virginia”) has begun the process of environmental permitting with the West Virginia Department of Environmental Protection and currently expects the process to be completed in the second quarter of 2024. In 2024, we also intend to begin the permitting process for projects under contract in Arizona, Michigan and Massachusetts.

EcoCell, Inc.

EcoCell, Inc. (“EcoCell”) is our wholly owned subsidiary that was incorporated in Nevada on March 4, 2022. EcoCell does not currently have any operations, but we intend to use EcoCell for the purpose of licensing fuel cell patented technology developed and manufactured by Kingsberry and Dr. K. Joel Berry pursuant to the Kingsberry Licensing Agreement, which we currently intend to sell and install in India through Clean-Seas India, as well as other regions as yet to be determined.

EcoCell has commissioned the construction of a five-kilowatt hydrogen fuel cell, but experienced delays due to supply chain issues. The raw materials for this project have been received and development is currently progressing, with expectations for demonstration in the third quarter of 2024.

Endless Energy, Inc.

Endless Energy, Inc. (“Endless Energy”) is our wholly owned subsidiary, incorporated in Nevada on December 10, 2021. Endless Energy was originally formed by the Company with the intent to acquire the assets of WindStream Technologies, Inc. (“WS USA”). WS USA was delisted from the Nasdaq Capital Market (“Nasdaq”) on March 6, 2019, and currently has no operations. WS USA also owns approximately 26% of the issued and outstanding equity of WindStream Energy Technology, an Indian company (“WS India”).

Daniel Bates, the Company’s CEO, is an equity owner of WS USA and has served as its President and CEO. Daniel Bates is also a member of the board of directors of WS India. On August 18, 2021, the United States filed a lawsuit against Windstream and Daniel Bates over Windstream’s default on a $2,000,000 loan that Windstream had with GBC International Bank and which loan Mr. Bates personally guaranteed as Windstream’s President and CEO (United States of America v. Windstream Technologies, Inc. and Daniel Bates, Case No. 1:2021cv2269). On October 13, 2022, a judgment was entered in this matter that ordered defendants to pay the plaintiff the principal sum of $1,982,570.22, plus $842,536.13 ordinary interest accrued through May 31, 2022, and $1,735,299.76 late interest accrued through May 31, 2022.

Endless Energy’s intended acquisition WS USA’s assets has not occurred as of as of the date hereof, but such transaction is still currently being explored.

United States PCN Locations:

West Virginia

Clean-Seas West Virginia, formed on April 1, 2023, is our first PCN facility slated for the United States and is currently expected to be operational in the second quarter of 2025. This facility will be located in the city of Belle, outside of Charleston, the capital of West Virginia, and is expected to begin operations converting 100 TPD of plastic feedstock. The Company expects to expand to greater than 500 TPD within three years of beginning operations. Clean-Seas has engaged MacVallee, LLC (“MacVallee”) to secure mixed plastic feedstock from material recovery facilities and industrial suppliers.

Arizona

Clean-Seas Arizona, Inc. (“Clean-Seas Arizona”) was incorporated in Arizona on September 19, 2022, as a wholly owned subsidiary of Clean-Seas. Pursuant to that certain Memorandum of Understanding signed on November 4, 2022, Arizona State University (ASU) and the Rob and Melani Walton Sustainability Solution Services (WS3), the parties intend for Clean-Seas Arizona to establish a plastic feedstock to clean hydrogen conversion facility to be located in Phoenix, Arizona. In furtherance of these goals, and pursuant to a Services Agreement (the “Arizona Services Agreement”) signed on June 12, 2023, with ASU and WS3, this facility is currently intended to source and convert plastic feedstock from the Phoenix area and import plastic from California. Pursuant to the Arizona Services Agreement, the Arizona facility is expected to begin processing plastic feedstock in Q4 2024, now expected in Q4 2025, at 100 TPD and scale up to a maximum of 500 TPD at full capacity. Additionally, we are exploring plans for this facility to be powered by renewable energy, which, if successful, would become the first completely off grid pyrolysis conversion facility in the world.

Michigan

On January 17, 2023, Clean-Seas entered into a joint venture agreement (the “Michigan Agreement”) with Western Michigan-based NuWay Go Recycle Center LLC to establish Clean-Seas Newaygo (“CSN”). Under the terms of the Michigan Agreement, CSN may co-locate at American Classic, Inc.’s facility at 313 W. State Road in Newaygo, Michigan, at up to 50 TPD. On April 11, 2023, CSN entered into feedstock and site lease agreements for this location.

Following the signing of the Michigan Agreement, Clean-Seas business and technical model evolved to a larger scale, with a goal of 100 TPD, as is being developed in West Virginia. As of January 2024, Clean-Seas is evaluating additional or alternate locations in Michigan to accommodate this increased scale.  In addition to required financing for this project, anticipated to be in the form of debt and equity, we are exploring additional sources of funding, which may include Michigan State incentives and grants available through the Biden Administration’s Inflation Reduction Act (IRA).

Massachusetts

On November 14, 2022, Clean-Seas signed Letters of Intent with MacVallee to establish a co-located Clean-Seas facility in Central Massachusetts, which is planned to divert post-industrial and ocean-bound plastic from landfill and incineration, and convert it into precursors for new plastics, ultra-low sulfur fuels, pyrolysis oils, and Clean-Seas’ branded hydrogen, AquaH®.

On March 21, 2023, Clean-Seas entered into a definitive agreement with MacVallee to supply sufficient quantities of post-industrial waste plastic feedstock to launch its project in Massachusetts, as well as a new Eastern U.S. facility to be announced.

Puerto Rico

On April 6, 2022, Clean-Seas formed a joint venture with a San Juan based company, Main Line Ventures LLC (“MLV”), to develop a commercial scale plastic pyrolysis conversion plant in Puerto Rico to serve as a host facility for our PCN. Pursuant to the terms of the joint venture, we agreed to provide lead project funding, the pyrolysis tech sub-contractor and the expertise to develop and manage the project and MLV is responsible for securing legal representation, permitting and government /community relations. The facility is planned to process local waste plastic and waste plastic of neighboring islands as well as the southern United States. Output is expected to include low sulfur diesel fuel, electricity, char and clean hydrogen.

International PCN Locations:

Morocco

On April 25, 2023, we completed our acquisition of a 51% interest in EcoSynergie, a company focused on sustainable products and solutions based in Agadir, Morocco, establishing our first PCN host. At the closing, we made an initial payment of $2,000,000, with the remaining $4.5 million due within ten (10) months of the Morocco Closing Date. On the Morocco Closing Date, (i) EcoSynergie’s name was changed to Clean-Seas Morocco, LLC, (ii) Mrs. Halima Aboudeine and Mr. Daniel C. Harris, the Company’s CRO, were appointed as managers of Clean-Seas Morocco and (iii) Mr. Harris was appointed to serve as the Chief Executive Officer of Clean-Seas Morocco. EcoSynergie was not acquired from a related party and the Company did not have common control with Ecosynergie at the time of the Morocco Acquisition.

In connection with the Morocco Acquisition, Clean-Seas committed to invest up to $50,000,000 in Clean-Seas Morocco over a period of ten (10) months from the Morocco Closing Date (the “Clean-Seas Morocco Investment”). The Clean-Seas Morocco Investment is currently contemplated to be funded in tranches based on a to be agreed to schedule tied to milestones related to the technology being deployed by Clean-Seas Morocco. The parties intend to complete the funding schedule applicable to the Clean-Seas Morocco Investment in the first quarter 2024. To date, none of the Clean-Seas Morocco Investment has been funded.

Established in 2012, EcoSynergie is an operator of pyrolysis waste-plastic conversion technology with a current capacity of 20 TPD. In connection with the acquisition, EcoSynergie changed its name to Clean-Seas Morocco, LLC, which, as of the closing, became a 51% owned subsidiary of the Company. Clean-Seas Morocco had previously contracted with a vendor based in France to deliver and two 50 TPD systems. However, the vendor will not be able to deliver such equipment as originally planned. As such, further development of the Morocco project is currently on hold until equipment and funding are secured. While we cannot currently give an estimated time frame for the installation of the two additional 50 TPD systems, Clean-Seas Morocco is still planning for the installation of the two 50 TPD systems, with the goal for the Morocco facility to become a North African regional hub of the PCN.

Clean-Seas Morocco’s current assets include: five hectares of suitably zoned land, licenses and permits to operate pyrolysis facilities, Ecosynergie’s inventory of equipment and supporting technology which includes two 10 TPD pyrolysis plants. Clean-Seas Morocco currently has greater than 10,000 tons of feedstock ready to be converted into clean, low-sulfur fuels, hydrogen, and it has an off-take agreement with a local oil and gas distributor.

Since commencing operations at our Morocco facility in April 2023, Clean-Seas Morocco has generated $257,414 in revenue, with a gross margin of $162,789 from the provision of pyrolysis services and its sale of byproducts.

India

Clean-Seas India Private Limited (“Clean-Seas India”), a wholly-owned subsidiary of Clean Seas, has entered into a development agreement with the Council of Scientific and Industrial Research (“CSIR”), acting through CSIR-Indian Institute of Chemical Technology (IICT) in Hyderabad. This agreement provides that the IICT development team will evaluate the performance of the Clean-Seas pyrolysis technology, which has already been installed at the Hyderabad location, to improve, productize and scale the technologies for the benefit of sales directly to the third parties, which we anticipate will include the Indian Government as well as the private sector. Our pilot project in India is designed to showcase our ability to pyrolyze plastic feedstock and generate saleable byproducts, including clean hydrogen, AquaH®, which can then be used in fuel cells to generate clean energy. This completes the value chain from an unused waste stream through to clean usable electricity.

Clean-Seas India’s pilot project began operations in May 2022.

We expect to sign contracts for our technologies with cities and states in India including Goa, Kerala and Telangana. Clean-Seas India has secured Research and Development space near the IICT campus in Hyderabad for ongoing technology development.

France

We have current plans to establish an entity in France to be called “Clean-Seas Brittany” with our partner, Jalaber Diffusion, to establish a 100TPD facility in the region of Brittany, France. Development of this facility is currently delayed; however, our current plans for this facility are to service plastic feedstock from the northern part of France and to eventually extend its reach throughout the European Union.

Turkey

On June 14, 2022, Clean-Seas signed a binding term sheet with the Turkish company, Pax Petroklmya Sanayi Ve Dis Ticaret Limited, Sirketi (“PPI”) to jointly pursue the development of a commercial-scale waste plastic-to-energy plant in Turkey. Current plans are to establish an entity with PPI called “Clean-Seas Turkey” for this project. Clean-Seas Turkey plans to establish a 100TPD facility in Istanbul, Turkey. The facility will convert plastic feedstock from the European Union and Turkey. PPI is in the process of securing the required land and government permits in order to establish operations and scale the facility.

Sri Lanka

On March 16, 2022, we entered into a letter of intent (the “Arinma LOI”) with Arinma Holdings (pvt) Ltd. (“Arinma Holdings”), a company based in Columbo, Sri Lanka, to develop a commercial scale waste plastic-to-energy pyrolysis plant to serve as a south-Asia host facility within the PCN network. Focused on prosperity, social justice and sustainability, Arinma Holdings has completed approximately two hundred twenty-five (225), large multifaceted projects throughout Sri Lanka. The Arinma LOI provides for the parties to establish a new U.S. company through which they will operate, but this entity has not yet been formed.

Deployment Strategy

The Company has secured contracts, and or letters of intent to establish projects in the jurisdictions discussed above; however, management will use its best judgment on how to deploy capital in the most efficient manner in building out each project and the priority each project is given. It will seek to complete construction and emissions permitting for each location prior to seeking funding and, as such, current plans are to commence our deployment strategy beginning with the Morocco expansion and West Virginia project as phase one. Phase two is currently planned to include; Arizona, Michigan and Massachusetts.

Intellectual Property

Clean-Seas filed for intellectual property protection of its technology entitled "Method and Apparatus for Plastic Waste Recycling" with the USPTO covering its global PCN. The PCN is a patent-pending software network connecting sources of waste plastic with “conversion” facilities strategically located around the world. The PCN was created to solve the problem created when China closed its borders to the importation of the developed world’s recyclable waste streams. There can be no assurance that the patent will issue or if issued that the patent will protect our intellectual property.

On November 8, 2023, the USPTO issued our trademark for AquaH®, which is a unique type of clean hydrogen we produce from plastic waste that falls between the blue (natural gas) and green (renewable energy resourced) classifications.

Growth Strategies

We plan to establish PCN facilities strategically located as close to the feedstock as possible. We are currently focused on plastic waste-to-value projects in Morocco, India, West Virginia, Arizona, Massachusetts, Michigan, Puerto Rico, France, Turkey and Sri Lanka due to their proximity to plastic feedstock as well as business relationships that have been developed by the management team of Clean Vision with entities and/or municipalities in such countries and are in the process of developing a pipeline of similar projects, in the United States and abroad. We believe there is a virtually endless supply of feedstock for such projects and the demand for clean fuels and clean energy (particularly from such projects) is growing consistently.

Another component of the clean energy and waste-to-value industry in the United States is environmental credits. Recycling of waste plastic mitigates the need for fossil fuels for energy generation and the production of clean-burning diesel. We plan to aggregate these off-sets and sell them to users of fossil fuels in the form of carbon credits or renewable energy credits depending on the location of the facilities and local market conditions. These can be used as off-set as more governments impose a “Carbon-tax” on the end users of fossil fuels. In addition, new plastic exchanges have been coming online specifically focused on plastic waste, and credits will be sought after, allowing producers of plastic waste to off-set their plastic footprint, much like what has happened in the carbon markets.

We expect our projects, through our subsidiaries, including Clean-Seas, to generate revenue in several ways:

●	Recycling Services. We currently expect that gate fees or tipping fees may be paid to us to accept plastic waste from a government, municipality, or corporate entities that must dispose of its waste. Fees, if paid will be on a per ton basis and are expected to vary in range from approximately $25 per ton (excluding transport) to $50 per ton (including transport), depending on the jurisdiction, land availability, and daily volumes of waste. Clean-Seas has agreements in place to accept feedstock at its facilities in Morocco and West Virginia at no cost to the Company.

●

Commodity Sales.

● Circular Fuels and Hydrogen. Our business model is based on pyrolysis facilities converting plastic feedstock into clean fuels and gasses, such as AquaH®. The clean fuel takes the form of a Plastic Pyrolysis Oil (“PPO”), which we intend to sell to petrochemical companies as a precursor feedstock for the creation of new plastic products. We believe PPO is the foundation of the plastic circular economy which we see multinational oil companies pursuing. We are also planning to produce hydrogen in the Company’s PCN facilities that we anticipate selling to distributors of this clean source of energy.

● Carbon Char. Carbon char is an additional byproduct of our pyrolysis technology, which is used for the manufacturing of bonding agents, roadway surfaces, and more. We intend to enter into agreements with consumers of carbon char to serve as an additional revenue stream to us.

●	Environmental Credits. Recycling of plastic feedstock mitigates the need for fossil fuels for energy generation and the production of clean-burning diesel. These off-sets can be aggregated and sold to users of fossil fuels in the form of carbon credits or renewable energy credits depending on the location of the facilities and local market conditions. These can be used as off-set as more governments impose a “Carbon-tax” on the end users of fossil fuels. Additionally, plastic credits may be sold through plastic credit exchanges, such as the Plastic Credit Exchange (PCX), the HOPEx Environment Group, or similar established exchanges, to producers of new plastic products as a means of offsetting their plastic footprint.

●	Equipment Sales. Clean Vision has entered into a Licensing Agreement (the “Kingsberry License Agreement”) with Kingsberry Fuel Cell, Inc. (“Kingsberry”) whereby we have obtained the exclusive, worldwide rights (exclusive of the United States and Canada) to the fuel cell intellectual property developed and manufactured by Kingsberry and Dr. K. Joel Berry for a term of five years, which we intend to sell to third-parties throughout the world. Once established, these sales will provide a revenue stream to us, as well as recurring revenue through a royalty model and ongoing service.

Competition

The clean energy and waste-to-value industries are very competitive. We will compete with other companies offering pyrolysis solutions in addition to many other clean energy solutions. We expect competition to increase as awareness of the environmental advantages of converting waste plastic into fuel increases. A rapid increase in competition could negatively affect our ability to develop a profitable client base. Many of our competitors and potential competitors may have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition, and results of operations.

Although there seems to be an abundant supply of plastic feedstock, it is expected that there will be increased competition for these plastic resources, with the result that it could have an effect on our profitability.

We also face competition for qualified employees and consultants among companies in the applicable industries. Competition for individuals with experience in the clean energy and waste-to-value industries is intense. The loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees and consultants required for the initiation and expansion of our activities, could have a materially adverse effect on our business.

Competitive Edge

We believe that the following are the critical investment attributes of our Company:

●	Experienced management team. Members of our management team have significant prior experience in the renewable energy sector and have established relationships with providers of pyrolysis technology that led to the establishment of our first PCN facility in Agadir, Morocco, following our acquisition of a 51% interest in Ecosynergie and the establishment of our first revenue source.

●	Pilot Research and Development Project Commenced. We acquired our first pyrolysis unit for use in Hyderabad, India, which began operations in May 2022. We established this project to develop technology focused on optimizing the process of converting plastic feedstock into byproducts, including the Company’s branded clean hydrogen, AquaH®, which is our branded name for clean hydrogen we produce from plastic waste that falls between the blue (natural gas) and green (renewable energy resourced) classifications.

●	Established Revenue Stream. On April 25, 2023, we completed our acquisition of a 51% interest in EcoSynergie, a company focused on sustainable products and solutions based in Agadir, Morocco, establishing our first PCN host country. In connection with this PCN host facility, we intend to purchase additional pyrolysis units, expanding out processing capability. We anticipate that the Moroccan facility will process up to 200 tons of plastic waste per day within the next 24 months. Since commencing operations in April 2023, Clean-Seas Morocco has generated $257,414 in revenue, with a gross margin of $162,789.

●	West Virginia State Incentive Package. On June 12, 2023, Clean-Seas announced that it secured $12 million in state incentives, which includes $1.75 million in cash to establish a PCN facility outside of Charleston, West Virginia. Clean-Seas West Virginia, has an existing feedstock supply agreement for 100 TPD of post-industrial plastic waste and is planned to be a PCN hub servicing the Mid-Atlantic states. The project will commence in phases, Phase 1 being 100 TPD, scaling up to 500 TPD. Additional project finance capital is in the process of being secured and the Company received the $1.75 million cash disbursement on September 25, 2023. On February 12, 2024, the Company received a $15 million dollar loan guarantee from the West Virginia Economic Development Authority, the proceeds of which are be used for the purchase of capital equipment and leasehold improvements.

●	Clean-Seas Arizona. Officially established on September 25, 2022, Clean-Seas Arizona announced a Services Agreement with WS3 and ASU to commission a PCN facility to service the Western United States, starting at 100 TPD and scaling to 500 TPD. The facility is currently planned to produce plastic precursors and clean fuels with the intent to transition to AquaH®.

●	New Approach to Vertical Supply Chain. Our PCN is a patent-pending software network connecting sources of plastic feedstock with conversion facilities, which will produce environmentally friendly commodities. We intend to strategically locate the conversion facilities around the world in locations that are easily accessible and in close proximity to countries that produce a large amount of plastic waste. Currently, we have entered into contracts, letters of intent and/or joint venture agreements for the development of facilities in the following locations: Morocco, India, West Virginia, Arizona, Massachusetts, Michigan, Puerto Rico, France, Turkey and Sri Lanka.

●	Large market opportunity for effective solution. Renewable energy is a large market we see with an unmet need. Plastic waste disposal affects all countries, including developing nations. With a more recent focus of governments on environmentally friendly waste removal solutions, we believe there is a large opportunity for us.

●	Unique technology. Pyrolysis technology reduces plastic waste while creating valuable byproducts, such as precursors used in the production of new plastic products, hydrogen (our branded AquaH®) and other clean-burning fuels that can be used to generate clean energy. Our AquaH® is unique because of how we produce it. Our process is unique in that we use waste plastic and the pyrolysis reaction to create a large volume of synthetic gas (syngas), and then split that syngas apart, removing the hydrogen and leaving the methane, carbon monoxide and carbon dioxide to power the pyrolysis process. We believe our process, including the price, volume and efficiency in which we utilize the pyrolysis process is what differentiates us in the marketplace. Additionally, our relationships with vendors have allowed us to access to pyrolysis technology that is not available to other users of similar technology.

●	Increased support for clean technologies to protect the environment. In recent years, we have seen an increased focus on environmental sustainability and more investors directing their investments towards companies based on impactful, environmental factors.

Research and Development Activities

Plastic Conversion Network (PCN)

Clean-Seas has developed a technology solution to address the global crisis of plastic waste pollution. The PCN is a patent-pending software network connecting sources of waste plastic (feedstock) with conversion facilities, which will produce environmentally friendly commodities. We intend to strategically locate the conversion facilities around the world in locations that are easily accessible and in close proximity to countries that produce a large amount of plastic waste. The PCN was created in response to the problem created when the People’s Republic of China ceased purchasing the developed world’s recyclable waste streams in 2019. Currently, we have entered into contracts, Letters of Intent or Joint Venture Agreements for development of facilities in numerous host locations, countries, and territories, including, Morocco, India, West Virginia, Arizona, Massachusetts, Michigan, Puerto Rico, France, Turkey and Sri Lanka.

Background

Global plastic recycling is facing unprecedented challenges. We believe that inadequate processing infrastructure, fewer processing locales, changing laws and conventions, and political circumstances imperil what is already a deficient response to a global problem. According to an article published by National Geographic entitled “A Whopping 91 Percent of Plastic Isn’t Recycled,” it is estimated that since 1950 only 9% of all of the planet’s plastic waste has been recycled. By the same estimates, 79% of plastic waste remains in the world’s landfills and or as litter, meaning that much of it ultimately ends up in the oceans. Discarded plastics are estimated to comprise 12.2% of all landfilled waste and 16% of combusted waste according to the EPA.

Developed nations, including the United States, the world’s largest generator of plastic waste, are finding disposal of this waste increasingly difficult, due to expensive and inefficient processing capabilities; global conventions responding to environmental implications of international plastic export; and political constraints. In January 2019 the People’s Republic of China, which had been accepting plastic waste from countries including the U.S., implemented its National Sword policy limiting recyclable waste imports. As a result, the worldwide recyclables market experienced drastic limits, fewer options for disposal, resulting in a global backlog of plastic waste. Some of the recyclable material has been rerouted to Southeast Asian countries but the market remains in upheaval, with, at best, plastic waste floating in waiting ships and at worst, illegal dumping into international waters or incinerated.

The Basel Convention on the Control of Transboundary Movements of Hazardous Wastes (“Basel Convention”) is an international treaty aimed at reducing the movement of hazardous waste between nations. In 2019, the Basel Convention amended its treaty to regulate plastic waste exports. As a result, effective January 1, 2021, international shipment of plastic waste became subject to prior written consent between countries party to the convention. The U.S., as a non-party to this convention, is now subject to new liability because most countries will not accept its waste plastic. In order to ship its waste plastic, the U.S. must enter prior written agreements with accepting Basel Convention party countries which meet certain Basel Convention criteria.

Using pyrolysis technologies described above, the PCN is designed to scale, efficiently and cost effectively convert waste plastic into environmentally friendly commodities, including plastic precursors, low sulfur diesel fuel, hydrogen, carbon char and others. The transporting of all plastic waste will be fully compliant with the Basel Convention and the facilities will be strategically located to reduce its carbon footprint. The PCN can connect the developed nations of the world that have robust recycling programs for plastic waste but lack a proper method of disposal, with facilities that will convert their plastic waste into environmentally friendly commodities. The current disposal options are either environmentally hazardous (landfills), environmentally destructive (incineration), or illegal.

AquaH®

On November 8, 2023, the USPTO issued our trademark for AquaH®, which is a unique type of clean hydrogen we produce from plastic waste that falls between the blue (natural gas) and green (renewable energy resourced) classifications. Typically, the various types of hydrogen are given a color that differentiates the type and where it was derived from.

There are nine types of hydrogen:

•	Green hydrogen is produced through water electrolysis process by employing renewable electricity. The reason it is called green is that there is no CO2 emission during the production process. Water electrolysis is a process which uses electricity to decompose water into hydrogen gas and oxygen.
•	Blue hydrogen is sourced from fossil fuel. However, the CO2 is captured and stored underground (carbon sequestration). Companies are also trying to utilize the captured carbon called carbon capture, storage and utilization (CCSU). Utilization is not essential to qualify for blue hydrogen. As no CO2 is emitted, the blue hydrogen production process is categorized as carbon neutral.
•	Gray hydrogen is produced from fossil fuel and commonly uses steam methane reforming (SMR) method. During this process, CO2 is produced and eventually released into the atmosphere.
•	Black or brown hydrogen is produced from coal. The black and brown colors refer to the type bituminous (black) and lignite (brown) coal. The gasification of coal is a method used to produce hydrogen. However, it is a very polluting process, and CO2 and carbon monoxide are produced as by-products and released to the atmosphere.
•	Turquoise hydrogen can be extracted by using the thermal splitting of methane via methane pyrolysis. The process, though at the experimental stage, removes the carbon in a solid form instead of CO2 gas.
•	Purple hydrogen is made using nuclear power and heat through combined chemo thermal electrolysis splitting of water.
•	Pink hydrogen is generated through electrolysis of water by using electricity from a nuclear power plant.
•	Red hydrogen is produced through the high-temperature catalytic splitting of water using nuclear power thermal as an energy source.
•	White hydrogen refers to naturally occurring hydrogen.

Clean-Seas is seeking to establish a tenth type of hydrogen derived from a plastic waste stream, which we believe falls between Green and Blue hydrogen. We have categorized the hydrogen derived from plastic waste in this manner because while the process does not emit CO2, it is not derived from a naturally occurring material like water, but rather a man-made material (plastic), which caused the emission of CO2 when it was produced. The Company expects to launch the new product in the second quarter of 2024.

Government Regulation

Our industry is subject to extensive federal and state laws and regulations in the United States as well as each country in which we perform services. Federal and state laws and regulations impact how we conduct our business and the services we offer and impose certain requirements on us such as:

• licensure and certification;

• operating policies and procedures;

• emergency preparedness risk assessments and policies and procedures;

• policies and procedures regarding employee relations;

• addition of facilities and services;

• billing for services;

• requirements for utilization of services; and

• reporting and maintaining records regarding adverse events.

Permitting

Each of our projects in development requires certain government approvals. In the United States, the standard required environmental permits relate to solid waste composting and air quality. The Clean Air Act establishes a number of permitting programs designed to carry out the goals of the Act. Some of these programs are directly implemented by EPA through its Regional Offices but most are carried out by states, local agencies and approved tribes.

Regulatory Changes and Compliance

Many aspects of our operations and facilities are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

●	constructing and equipping facilities;
●	workplace health and safety;
●	currency conversions and repatriation;
●	taxation of foreign earnings and earnings of expatriate personnel; and
●	protecting the environment.

We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.

Environmental

Our operations and properties upon which we perform our pyrolysis services are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others or for our acts that were in compliance with all applicable laws at the time such acts were performed.

In the United States, these laws and regulations include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, The Toxic Substances Control Act administered by the U.S. Environmental Protection Agency, and similar laws that provide for responses to, and liability for, releases of hazardous substances into the environment. These laws and regulations also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and waste and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, including the U.S. Occupational Safety and Health Act and regulations promulgated thereunder.

Effect of Existing or Probable Government Regulations on Our Business

Our business is affected by numerous laws and regulations on the international, federal, state and local levels, including energy, environmental, conservation, tax and other laws and regulations relating to our industry. Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in our industry. We do not anticipate any material capital expenditures to comply with international, federal and state environmental requirements. However, we can provide no assurance that we will not incur significant environmental compliance costs in the future.

Government Regulation Outside the United States

In Morocco, India and other projects conducted outside of the United States, we intend to rely upon our partners within those jurisdictions to ensure compliance with local government regulation, permitting requirements, and environmental laws.

Employees, Affiliates and Exclusive Partners

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of December 31, 2023, we employed 38 individuals, of which 0 are part time. 7 of our employees reside in India, 18 of our employees reside in Morocco, 1 in the United Kingdom and 12 in the United States. A significant number of our management and professional employees have had prior experience in the clean energy and sustainable energy sector. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it has sufficient human capital to operate its business successfully.

Corporate Information

Our principal executive offices are located at 2711 N. Sepulveda Blvd., Suite #1051, Manhattan Beach, CA 90266. Our telephone number is (424) 835-1845. Our website address is https://www.cleanvisioncorp.com. The information contained in, or accessible through, our website will not be deemed to be incorporated by reference into this Annual Report and does not constitute part of this Annual Report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats, including by engaging a third-party cybersecurity service provider, which communicates directly with our management and compliance personnel. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

Our cybersecurity risk management methodology includes:

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risks, including cybersecurity risks, and any actions management has taken to limit, monitor or control those risks.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 2711 N. Sepulveda Blvd., Suite #1051, Manhattan Beach, CA 90266, which is a virtual office that is used solely as a mailing address. All of our operations are conducted by our officers, directors, consultants, employees and otherwise are conducted remotely. We believe that this arrangement is adequate for our current operations and needs, but we will secure a physical location for our operations if and when we believe that it becomes necessary.

ITEM 3. LEGAL PROCEEDINGS

Presently, except as described below, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

On September 16, 2022, the Company filed action against Christopher Percy (“Percy”) in the Eighth Judicial District of Nevada (Case No. A-22-858543-B) for breach of fiduciary duty, fraud, conversion, business disparagement, declaratory relief, and injunctive relief. This case arose out of a control dispute regarding certain actions taken by Percy while an officer and director of the Company in July 2022. The Nevada State Court granted the Company a temporary restraining order against Percy and granted the Company’s request for a preliminary injunction on November 2, 2022. Thereafter, Percy removed the case to the United States District of Nevada (Case No. 2:22-cv-01862-ART-NJK). The Company filed a motion to remand to state court on November 22, 2022 which is pending with the federal court. In December 2022, the federal court entered a preliminary injunction in favor of the Company, and ordered, in relevant part, that that Percy not take any action on behalf of the Company, unless said action is expressly authorized by the Board pursuant to the procedures set forth in the Company’s bylaws, and restored control the Company’s board. On December 1, 2022, Percy filed counterclaims against the Company for breach of contract, wrongful termination, breach of implied covenant of good faith and fair dealing, unjust enrichment, and indemnification. Percy also filed third-party claims against the Company’s CEO and director, Daniel Bates (“Bates”), for breach of fiduciary duty, equitable indemnity, and contribution. On December 22, 2022, the Company filed a partial motion to dismiss Percy’s counterclaims for indemnification and wrongful termination, which is pending with the federal court. On February 1, 2023, Bates filed a motion to dismiss all of Percy’s third-party claims, which is pending with the federal court.

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

The Company’s Transfer Agent was instructed to not issue the shares of Common Stock because of the ongoing dispute between the Company and Tucker regarding Tucker’s ability to perform under the Tucker Agreement due to, among other things, the action filed by the SEC against Profile Solutions, Inc., Dan Oran and Tucker on September 9, 2022 in the United States District Court Southern District of Florida (Case No. 1:22-cv-22881) alleging, among other things, that Tucker violated Section 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”) and aided and abetted violations of Section 10(b) and Rule 10-b5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Tucker is seeking, among other things, that the Company issue the shares of Common Stock issuable upon conversion of the Series B Preferred Stock pursuant to the Tucker Agreement. The Company is contesting all of the allegations set forth in the Tucker Complaint. On February 24, 2024, the Company removed the Tucker Litigation to the United States District of Nevada (Case No. 2:23-cv-00296).

On February 27, 2024, the Company filed counterclaims against Tucker and its principal, Leonard Tucker (the “Company Complaint”), wherein the Company sought a judgment against Tucker declaring the Tucker Agreement unenforceable and invalid, as well as damages related to its claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of duty against both Tucker and its principal. On March 10, 2023, the parties subsequently stipulated to stay the Tucker Litigation to attend binding arbitration. On January 31, 2024, the arbitrator entered an interim award in favor of the Company related to a discovery dispute in the arbitration for the sum of $19,625.00.

On January 25, 2024, the arbitrator entered her decision (the “Decision”) regarding the parties relative liability in the Tucker Litigation. Overall, the Decision concluded that the Company substantially prevailed on its claims, counterclaims, and defenses in the Tucker Litigation. First, the Decision concluded that the Company prevailed on its claim that the Tucker Agreement is invalid and unenforceable; and further concluded that the Company prevailed against Tucker on each of Tucker’s causes of action based on the Tucker Agreement, including Tucker’s claims for breach of contract, breach of the breach of the implied covenant of good faith and fair dealing, specific performance, and declaratory relief. Second, the Decision concluded no fraud or breach of duty with respect to Tucker and its principal; and further concluded that Tucker may be entitled to retain the compensation paid by the Company for its services under an unjust enrichment theory, in an amount to be determined.  Based on the forgoing Decision, the arbitrator ordered the parties to the Tucker Litigation to submit supplementary briefing regarding their respective available remedies.

On April 15, 2024, the arbitrator heard the parties arguments on the supplementary briefing regarding remedies and ruled (i) 100% of the shares issued to Tucker as compensation under the Tucker Agreement be cancelled as a result of the Tucker Agreement being invalid and unenforceable and (ii) Tucker was entitled to unjust enrichment damages in an amount equal to the monthly fee under the Tucker Agreement for the period of engagement until the Company retained a licensed broker dealer to replace the services being performed under the Tucker Agreement. As a result, the Company is required to pay Tucker the amount of $375, calculated as $20,000 fee owed to Tucker, minus the $19,625 awarded to the Company as a result of the discovery dispute on January 31, 2024.

As a result, the Company is required to pay Tucker the amount of $375, calculated as $20,000 fee owed to Tucker, minus the $19,625 awarded to the Company as a result of the discovery dispute on January 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB Market maintained by OTC Markets, Inc. under the symbol ”CLNV.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. There can be infrequent trading volume, which precipitates wide spreads in the quotes for our Common Stock, on any given day. On December 31, 2023, the last reported sale price of our Common Stock on the OTCQB Market was $0.414 per share.

As of December 31, 2023, we had approximately 177 stockholders of record of our Common Stock. The number of stockholders of record does not include beneficial owners of our Common Stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have never declared or paid a cash dividend on our Common Stock. We do not expect to pay cash dividends on our Common Stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of the Board and subject to any restrictions that may be imposed by our lenders.

Securities Authorized for Issuance under Equity Compensation Plans

See the information incorporated by reference in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information regarding shares of our common stock authorized for issuance under our stock compensation plans, which information is incorporated herein by reference.

Preferred Stock

As of December 31, 2023, the Company has 4,000,000 shares of preferred stock outstanding.

Transfer Agent

The transfer agent and registrar for our Common Stock is EQ by Equiniti, 1110 Centre Point Curve, Suite 101, Mendota Heights, Minnesota 55120.

Unregistered Sales of Equity Securities

We have previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed in 2023 all of our 2023 sales of securities without registration under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included elsewhere in this prospectus. The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this prospectus, particularly under “Risk Factors,” and in other reports we file with the SEC. See also “Cautionary Note Regarding Forward-Looking Statements”. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus.

The following discussion is based upon our financial statements included elsewhere in this prospectus, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. Each of these decisions has some impact on the financial results for any given period.

Overview

Clean Vision is a new entrant in the clean energy and waste-to-value industries focused on clean technology and sustainability opportunities. By leveraging innovative technology, we aim to responsibly resolve environmental challenges by producing valuable products. Currently, we are focused on providing a solution to the plastic waste problem by converting the waste (feedstock) into saleable byproducts, such as precursors for new plastic products, hydrogen and other clean-burning fuels that can be used to generate clean energy. Using a technology known as pyrolysis, which heats the feedstock (i.e., plastic) at high temperatures in the absence of oxygen, so that the material does not burn, we are able to convert the feedstock into (i) clean fuels i.e. plastic pyrolysis oil, (ii) clean hydrogen (specifically, the Company’s branded clean hydrogen, AquaH®, which trademark was issued by the USPTO on November 8, 2023 and published on November 28, 2023), and (iii) carbon char. We intend to generate revenue from the following sources: (i) service revenue from the recycling services we provide; (ii) revenue generated from the sale of commodities; (iii) revenue generated from the sale of environmental credits; and (iv) revenue generated from the sale of equipment. Our mission is to aid in solving the problem of cost-effectively upcycling the vast amount of plastic feedstock generated on land before it flows into the world’s oceans.

According to analysis and projections reported by the EIA on June 14, 2023, it is estimated that while annual demand growth is expected to drop from 2.4 million barrels per day (“mb/d”) due to a shift in focus to a clean energy economy, global oil demand will rise by 6% from 2022 to 2028, reaching 105.7 mb/d. The EIA also estimates that upstream investments in oil and gas exploration, extraction and production were on course to reach their highest levels since 2015, growing 11% year-on-year to $528 billion in 2023.

Additionally, as stated in the Hydrogen Generation Market Research published by Allied Market Research in September 2022, the global hydrogen generation market size was valued at $136.3 billion in 2021 and is expected to each $262 billion by 2031, growing at a CAGR of 6.8% from 2022 to 2031. The Hydrogen Generation Market Research explains that hydrogen plays a vital role in the chemicals and oil & gas industry, with major factors driving the hydrogen generation market growth mostly due to ongoing unprecedented revolutions under the net zero emissions scenario, where global output of hydrogen is expected to reach 200 metric tons in 2030 when it is estimated that around 70% of hydrogen production will be done through low carbon technologies. It is anticipated that by 2050, the production of hydrogen will increase to roughly 500 metric tons and that energy efficiency, electrification, renewable energy, hydrogen and hydrogen based fuels, and carbon, capture, utilization and storage are some of the major technology pillars to decarbonize the world energy system.

According to the research and analysis by Argonne published in the Journal of Cleaner Production on November 1, 2023, plastics are important products for the modern economy, reaching production of 367 and 56 million tons in the world and North America, respectively, in 2022. The Argonne research also states that as of November 2023, the plastic industry relied heavily on fossil resources with data suggesting that 6% of the global production of crude oil and natural gas liquids is devoted to the production of plastics and is expected to increase to 20% in 2050, resulting in higher waste generation. According to Argonne, while recycling could reduce reliance on fossil resources and waste generation in the plastic industry while converting post-use plastic into a resource, only 9% of the post-use plastic collected in the United States is mechanically recycled due to diverse economic, technical environmental and regulatory barriers.

Further, the Organization for Economic Cooperation and Development has suggested that global plastics use is projected to almost triple between 2019 and 2060, with estimates of an increase from 460 million tons to 1,231 million tons yearly.

We believe that in the near future, a significant growth sector of the economy will be in clean energy and sustainable products and services. This belief was a key factor in our shift in our business focus in May 2020 and our acquisition of Clean-Seas, Inc. (“Clean-Seas”), which became our wholly owned subsidiary on May 19, 2020. We believe that Clean-Seas has made significant progress in identifying and developing its business model around the clean energy and waste-to-value sectors.

Clean Vision was established in 2017 as a company focused on the acquisition of disruptive technologies that will impact the digital economy. The Company, which was formerly known as Byzen Digital Inc., changed its corporate name to Clean Vision on March 12, 2021.

.

All operations are currently being conducted through Clean-Seas. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 23, 2023, Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in Ecosynergie, which changed its name to Clean-Seas Morocco, LLC on such date. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 TPD of waste plastic through pyrolysis.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2023 and December 31, 2022

Revenue

For the year ended December 31, 2023, the Company recognized revenue of $257,414 and cost of revenue of $94,625, from our subsidiary, Clean-Seas Morocco. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir Morocco. The feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker." We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Operating Expenses

Consulting Expense

For the years ended December 31, 2023 and 2022, we had consulting expenses of $2,110,550 and $2,452,383, respectively, a decrease of $341,833 or 13.9%. In the current period approximately $1,247,000 of our consulting expense was non-cash stock compensation. In the prior period that amount was approximately $1,685,126.

Advertising and Promotion

For the years ended December 31, 2023 and 2022, we incurred advertising and promotional expense of $982,030 and $402,071, respectively, an increase of $579,959 or 144.2%. The increase in the current period is due to common stock we issued to a service provider valued at approximately $681,500.

Development Expense

For the years ended December 31, 2023 and 2022, we incurred development expense of $244,688 and $35,500, respectively, an increase of $209,188 or 589.3%. In the current period our expenditures for development expense increased as we begin to work on projects in West Virginia.

Professional Fees

For the years ended December 31, 2023 and 2022, we incurred professional fees of $811,316 and $407,501, respectively, an increase of $403,815 or 99.1%. In the current period we had additional legal expense of approximately $384,000 mostly related to both the filing of our Form S-1 filings and ongoing litigation.

Payroll Expense

For the years ended December 31, 2023 and 2022, we had payroll expenses of $1,613,884 and $829,364, respectively, an increase of $784,520 or 94.6%. In the current period we recognized payroll expense from Clean-Seas Morocco of approximately $148,000. In addition, payroll increased due to salary increases for some of our employees and additional new hires.

Officer Stock Compensation Expense

For the years ended December 31, 2023 and 2022, we incurred stock compensation expenses of $945,600 and $516,042, respectively, for shares issued to our officers for compensation, an increase of $429,558 or 83.2%.

Director Fees

For the years ended December 31, 2023 and 2022, we had director fees of $587,800 and $171,000, respectively, an increase of $416,800. Our directors are compensated $4,500 per quarter. In the prior period expense was incurred for just one director. In the current period we have three directors. We also issued shares of common stock for services valued at $533,800 and $148,500, for the years ended December 31, 2023 and 2022. Respectively.

General and Administrative expense

For the years ended December 31, 2023 and 2022, we had G&A expense of $1,066,128 and $849,459, respectively, an increase of $216,669 or 25.5%. Some of our larger G&A expenses were for travel at $165,000, an increase of approximately $105,000 over the prior year and D&O insurance of $52,000, an increase of approximately $15,700 over the prior year. We also incurred G&A expense from our Morocco subsidiary of $198,000.

Other Income and Expense

For the year ended December 31, 2023, we had total other expense of $4,080,577 compared to $250,404 for the year ended December 31, 2022. An increase of $3,830,173. In the current period we recognized $4,798,189 of interest expense, of which $4,483,160 was amortization of debt discount, a gain in the change in fair value of derivative of $2,500,562, a gain on the conversion of debt of $881,660, a gain on extinguishment of debt $17,500 and other income of $5,584. In the prior period we recognized $250,404 of interest expense, of which $200,273 was amortization of debt discount.

Net Loss

Net loss for the year ended December 31, 2023, was $12,151,850, after deducting $127,934 for the non-controlling interest, and $5,913,724 for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the issuance of equity securities and debt securities. We are not profitable, have limited revenue and have incurred an accumulated deficit of $32,714,184 as of December 31, 2023.

The below sets forth the significant sources and uses of cash for the years ended December 31, 2023 and 2022.

Cash Flow from Operating Activities

For the years ended December 31, 2023 and 2022, we used $4,699,587 and $2,029,096 of cash used in operating activities. During the year ended December 31, 2023, we incurred a net loss of $12,279,784, adjusted by $8,025,814 for non-cash expenses and $445,617 in adjustments for changes in assets and liabilities. During the year ended December 31, 2022, we had a net loss of $5,913,724 adjusted by $3,064,138 for non-cash expenses and $820,490 in adjustments for changes in assets and liabilities.

Cash Flow from Investing Activities

During the year ended December 31, 2023, we used $2,000,000 for the acquisition of Morocco-based Ecosynergie Group, $70,000 for the issuance of a note receivable and $5,069 to purchase trading securities. During the year ended December 31, 2022, we purchased equipment in the amount of $90,871.

Cash Flow from Financing Activities

During the year ended December 31, 2023, we received $5,139,500 of proceeds from convertible notes, $533,000 proceeds from the sale of Common Stock, $42,500 from other notes payable and $5,000 from a related party loan. We also received $1,750,000 for a long-term liability. Cash received was offset by repayment of $300,000 of a convertible note payable, $388,620 of other notes payable and $32,910 of related party notes. During the year ended December 31, 2022, we received $600,000 from proceeds from the sale of Common Stock, $154,000 proceeds from the issuance of notes payable, $555,000 from the proceeds of the issuance of convertible notes, which was partially offset by repayment of $20,000 of a related party loan and $57,500 for notes.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

Refer to Note 2 of our financial statements contained elsewhere in this Annual Report for a summary of our critical accounting policies and recently adopted and issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clean Vision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Vision Corporation and Subsidiaries (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established a source of revenue sufficient to cover its operating, had an accumulated deficit, and a net loss. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination – Refer to Note 4 to the financial statements.

Description of the Critical Audit Matter

The audit of Clean Vision Corporation's financial statements for the year ended December 31, 2023 included the accounting for a significant business combination in which Clean Vision Corporation acquired Clean-Seas Morocco for total consideration of $6,500,000. The accounting for this business combination was identified as a critical audit matter due to the significant judgment involved in evaluating the fair value of the acquired assets and assumed liabilities, and the related goodwill recognized as part of the transaction.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the business combination included the following, among others:

·	Evaluation of the Fair Value Measurements and Assumptions: We evaluated the methodologies used by management's experts in determining the fair values of the significant assets acquired and liabilities assumed, including intangible assets such as trademarks, customer relationships, and technology assets.
·	Testing of Goodwill Calculation and Assessment of No Impairment Indicators: We tested the calculation of goodwill arising from the business combination, which was calculated as the excess of the consideration transferred over the fair value of identifiable net assets acquired. We evaluated the appropriateness of the consideration transferred, including the identification and valuation of all material forms of consideration (e.g., cash, equity instruments, contingent consideration). Additionally, we assessed whether there were any indicators of impairment at the acquisition date by reviewing the future economic benefits expected from the combined entity, considering market conditions and the operational synergies expected from the acquisition.
·	Assessment of Disclosures: We also assessed the adequacy of the company’s disclosures about the business combination in the financial statements, including the nature and financial impact of the acquisition, the fair value of the assets acquired and liabilities assumed, and the rationale for the valuation techniques used.

Conclusion

The principal considerations for our determination that performing procedures relating to the accounting for the business combination is a critical audit matter are the significant auditor judgment required in evaluating management’s valuation of acquired assets and assumed liabilities, and the significant financial impact of the business combination on the financial statements of Clean Vision Corporation. These factors made this matter challenging and complex from an audit perspective.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2020. Spokane, Washington
April 16, 2024

CLEAN VISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$339,921	$10,777
Prepaids and other assets	366,812	125,000
Accounts receivable	70,745	—
Loan receivable	70,000	—
Trading securities	5,069	—
Total Current Assets	852,547	135,777
Property and equipment	4,883,566	241,376
Goodwill	4,584,622	—
Total Assets	$10,590,735	$377,153
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$353,159	$—
Accounts payable	286,922	377,746
Accrued compensation	344,015	641,639
Accrued expenses	546,392	250,355
Convertible note payable, net of discount of $1,701,403 and $183,560, respectively	2,779,199	476,440
Derivative liability	598,306	—
Loans payable	780,656	114,500
Related party payables	549,946	—
Loans payables – related party	4,500,000	27,017
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	10,805,688	1,954,790
Economic incentive (Note 12)	1,750,000	—
Total Liabilities	12,555,688	1,954,790

Commitments and contingencies	—	—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding, respectively	1,800,000	1,800,000
Total mezzanine equity	1,800,000	1,800,000

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 682,463,425 and 402,196,273 shares issued and outstanding, respectively	682,464	402,197
Common stock to be issued	217,775	76,911
Additional paid-in capital	26,591,905	15,203,394
Accumulated other comprehensive loss	2,171	16,670
Accumulated deficit	(32,714,184)	(19,078,809)
Non-controlling interest	1,452,916	—
Total stockholders' deficit	(3,746,953)	(3,377,637)
Total liabilities and stockholders' deficit	$10,590,735	$377,153

 The accompanying notes are an integral part of these consolidated financial statements.

  CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022
Revenue	$257,414	$—
Cost of revenue	94,625	—
Gross margin	$162,789	$—
Operating Expenses:
Consulting	$2,110,550	$2,452,383
Advertising and promotion	982,030	402,071
Development expense	244,688	35,500
Professional fees	811,316	407,501
Payroll expense	1,613,884	829,364
Officer stock compensation expense	945,600	516,042
Director fees	587,800	171,000
General and administration expenses	1,066,128	849,459
Total operating expense	8,361,996	5,663,320
Loss from Operations	(8,199,207)	(5,663,320)
Other income (expense):
Interest expense	(4,798,189)	(250,404)
Change in fair value of derivative	2,500,562	—
Loss on debt issuance	(2,676,526)	—
Gain on conversion of debt	881,660	—
Gain on extinguishment of debt	17,500	—
Other expense, net	(5,584)	—
Total other expense	(4,080,577)	(250,404)
Net loss before provision for income tax	(12,279,784)	(5,913,724)
Provision for income tax expense	—	—
Net loss	$(12,279,784)	$(5,913,724)
Net loss attributed to non-controlling interest	127,934	—
Net loss attributed to Clean Vision Corporation	(12,151,850)	(5,913,724)
Other comprehensive income:
Foreign currency translation adjustment	(14,499)	16,670
Comprehensive loss	$(12,166,349)	$(5,897,054)
Loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding - basic and diluted	503,760,709	344,710,350

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2023 and 2022

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2021	1,850,000	$1,850	2,000,000	$2,000	312,860,376	$312,861	$12,576,049	$227,544	$—	$—	$(13,165,085)	$(44,781)
Cancellation of preferred	(1,850,000)	(1,850)	—	—	—	—	1,850	—	—	—	—	—
Stock issued for services	—	—	—	—	40,127,557	40,128	1,214,087	(150,633)	—	—	—	1,103,582
Stock issued for services – related party	—	—	—	—	19,208,340	19,208	645,334	—	—	—	—	664,542
Stock issued for cash	—	—	—	—	30,000,000	30,000	570,000	—	—	—	—	600,000
Debt issuance cost – warrants issued	—	—	—	—	—	—	196,074	—	—	—	—	196,074
Net loss	—	—	—	—	—	—	—	—	16,670	—	(5,913,724)	(5,897,054)
Balance, December 31, 2022	—	—	2,000,000	2,000	402,196,273	402,197	15,203,394	76,911	16,670	—	(19,078,809)	(3,377,637)
Stock dividend	—	—	—	—	21,816,574	21,817	1,461,711	—	—	—	(1,483,528)	—
Shares issued for settlement	—	—	—	—	4,500,000	4,500	(4,500)	—	—	—	—	—
Settlement of related party debt	—	—	—	—	—	—	96,250	—	—	—	—	96,250
Stock issued for services – related party	—	—	—	—	40,500,000	40,500	1,596,500	5,709	—	—	—	1,642,709
Stock issued for services	—	—	—	—	77,239,441	77,239	2,508,586	(62,845)	—	—	—	2,522,980
Stock issued for cash	—	—	—	—	16,750,000	16,750	318,250	198,000	—	—	—	533,000
Stock issued for debt conversion	—	—	—	—	122,461,137	122,461	2,678,862	—	—	—	—	2,801,323
Debt issuance cost – warrants issued	—	—	—	—	—	—	2,729,852	—	—	—	—	2,729,852
Shares cancelled	—	—	—	—	(3,000,000)	(3,000)	3,000	—	—	—	—	—
Recognition of noncontrolling interest in acquisition	—	—	—	—	—	—	—	—	—	1,580,583		1,580,853
Net loss	—	—	—	—	—	—	—	—	(14,499)	(127,937)	(12,151,847)	(12,294,283)
Balance, December 31, 2023	—	$—	2,000,000	$2,000	682,463,425	$682,464	$26,591,905	$217,775	$2,171	1,452,916	$(32,714,184)	$(3,764,953)

 The accompanying notes are an integral part of these consolidated financial statements.

  CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(12,279,784)	$(5,913,724)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	—	1,024,323
Stock issued for services	2,522,980	664,542
Preferred stock compensation expense	—	1,175,000
Stock issued for services – related party	1,642,709	—
Debt discount amortization	4,483,160	200,273
Loss on issuance of debt	2,676,526	—
Change in fair value of derivative	(2,500,562)	—
Gain on conversion of debt	(881,660)	—
Gain on extinguishment of debt	(17,500)	—
Depreciation expense	100,161	—
Changes in operating assets and liabilities:
Prepaid	(12,494)	(71,000)
Accounts receivable	151,075	—
Accounts payable	(297,305)	317,498
Accruals	(539,215)	240,853
Related-party payables - short-term	549,946	—
Accrued compensation	(297,624)	333,139
Net cash used by operating activities	(4,699,587)	(2,029,096)

Cash Flows from Investing Activities:
Purchase of 51% interest in Clean-Seas Morocco, LLC	(2,000,000)	—
Trading securities	(5,069)	—
Loan receivable	(70,000)	—
Purchase of property and equipment	—	(90,871)
Net cash used by investing activities	(2,075,069)	(90,871)

Cash Flows from Financing Activities:
Cash overdraft	353,159	—
Proceeds from convertible notes payable	5,139,500	555,000
Payments-convertible notes payable	(300,000)	—
Proceeds from the sale of common stock	533,000	600,000
Proceeds from notes payable - related party	5,000	46,917
Repayment of related party loans	(32,910)	(20,000)
Proceeds from notes payable	42,500	154,000
Proceeds from long term note payable	1,750,000	—
Payments - notes payable	(388,620)	(57,500)
Net cash provided by financing activities	7,101,629	1,278,417

Net change in cash	326,973	(841,550)
Effects of currency translation	2,171	16,670
Cash at beginning of year	10,777	835,657
Cash at end of year	$339,921	10,777

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$2,538,174	$—
Common stock issued for prepaid services	$—	$111,000
Note payable issued for acquisition	$4,500,000	$—

 The accompanying notes are an integral part of these consolidated financial statements.

CLEAN VISION CORPORATION

Notes to Consolidated Financial Statements

December 31, 2023

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

All operations currently being conducted through Clean-Seas. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 23, 2023, Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in Ecosynergie, which changed its name to Clean-Seas Morocco, LLC on such date. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 TPD of waste plastic through pyrolysis.

We believe that our current projects will showcase our ability to pyrolyze waste plastic (using pyrolysis), which will generate three byproducts: (i) low sulfur fuel, (ii) clean hydrogen, AquaHtm, and (iii) char. We intend to sell the majority of the byproducts, while retaining a small amount of the low sulfur fuels and/or hydrogen to power our facilities and equipment. To date, our operations in India have not generated any revenue. However, since commencing operations at our Morocco facility in April 2023, Clean-Seas Morocco has generated $257,414 in revenue, with a gross margin of $162,789.

Clean-Seas India Private Limited was incorporated on November 17, 2021 as a wholly owned subsidiary of Clean-Seas.

Clean-Seas, Abu Dhabi PVT. LTD was incorporated in Abu Dhabi on December 9, 2021 as a wholly owned subsidiary of the Company. On January 19, 2022, the Company changed the name of its wholly owned subsidiary, Clean-Seas, Abu Dhabi PVT. LTD, to Clean-Seas Group. As of July 4, 2022, the Clean-Seas Group had ceased operations.

Endless Energy, Inc. (“Endless Energy”) was incorporated in Nevada on December 10, 2021 as a wholly owned subsidiary of the Company. EndlessEnergy was incorporated for the purpose of investing in wind and solar energy projects but does not currently have any operations.

EcoCell, Inc. ("EcoCell”) was incorporated on March 4, 2022 as a wholly owned subsidiary of the Company. EcoCell does not currently have any operations, but we intend to use EcoCell for the purpose of licensing fuel cell patented technology.

Clean-Seas Arizona, Inc. (“Clean-Seas Arizona”) was incorporated in Arizona on September 19, 2022, as a wholly owned subsidiary of Clean-Seas. Pursuant to that certain Memorandum of Understanding signed on November 4, 2022, Arizona State University (ASU) and the Rob and Melani Walton Sustainability Solution Services (WS3), the parties intend for Clean-Seas Arizona to establish a plastic feedstock to clean hydrogen conversion facility to be located in Phoenix, Arizona. In furtherance of these goals, and pursuant to a Services Agreement (the “Arizona Services Agreement”) signed on June 12, 2023, with ASU and WS3, this facility is currently intended to source and convert plastic feedstock from the Phoenix area and import plastic from California. Pursuant to the Arizona Services Agreement, the Arizona facility is expected to begin processing plastic feedstock in Q4 2024, now expected in Q4 2025, at 100 TPD and scale up to a maximum of 500 TPD at full capacity. Additionally, we are exploring plans for this facility to be powered by renewable energy, which, if successful, would become the first completely off grid pyrolysis conversion facility in the world.

Clean-Seas West Virginia, formed on April 1, 2023, is our first PCN facility slated for the United States and is currently expected to be operational in the second quarter of 2025. This facility will be located in the city of Belle, outside of Charleston, the capital of West Virginia, and is expected to begin operations converting 100 TPD of plastic feedstock. The Company expects to expand to greater than 500 TPD within three years of beginning operations. Clean-Seas has engaged MacVallee, LLC (“MacVallee”) to secure mixed plastic feedstock from material recovery facilities and industrial suppliers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).  As of December 31, 2023, the Company had $37,496 of cash in excess of the FDIC’s $250,000 coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended December 31, 2023 and 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2023, include the accounts of the Company and its wholly owned subsidiaries, Clean-Seas, Inc., Clean-Seas India Private Limited, Clean-Seas Group, Endless Energy, Inc., EcoCell, Inc., Clean-Seas Arizona, Inc., Clean-Seas West Virginia, and our 51% owned subsidiary, Clean-Seas Morocco, LLC. As of December 31, 2023, there was no activity in Clean-Seas Group, Endless Energy or Clean-Seas Arizona.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2023.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2023, there are warrants to purchase up to 116,944,802 shares of common stock and approximately 120,140,000 dilutive shares of common stock from a convertible notes payable. As of December 31, 2023 and 2022, there are 20,000,000 and 20,000,000 potentially dilutive shares of common stock, respectively, if the Series C preferred stock were to be converted. There are 2,000,000 shares of Series B preferred stock outstanding. The Series B Preferred Stock can automatically be converted on January 1, 2023, into shares of common stock at the rate of 10 shares of Common Stock for each share of Preferred Stock. As of December 31, 2023 and 2022, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023:

Fair Value Measurements, hierarchy

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$598,306
Total	$—	$—	$598,306

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

As of December 31, 2023, our operations in Morocco had generated approximately $257,000 in revenue, with a gross margin of approximately $163,000 from the sale of commodities (the provision of pyrolysis services and its sale of byproducts). During 2023, 91% of revenue was from three parties, one of which is under control of the management of Clean-Seas Morocco. As of December 31, 2023, we did not generate revenue from any other sources.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2023, and 2022, no liability for unrecognized tax benefits was required to be reported.

Trade Accounts Receivable

Trade accounts receivable are amounts due from customers under normal trade terms. After assessing the creditworthiness of our customers and considering our historical experience, anticipated future operations, and prevailing economic conditions, we have determined that the application of the current expected credit loss (CECL) methodology would be immaterial to our financial statements. Consequently, no allowance for credit losses has been recorded as of the year-end. The absence of a recorded allowance for credit losses reflects our judgment that potential credit losses on outstanding receivables are negligible. As of December 31, 2023, approximately 77% of accounts receivable are due from one customer.

Inventory

Inventory consists of plastic bottles that are acquired at no cost and are held for use in our pyrolysis process, which converts these materials into pyrolysis oil, carbon char, and other commodities. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), these bottles are recorded at the lower of cost or market. Since the acquisition cost of the bottles is zero, and there is no significant alternative market value attributable to these materials before conversion, the carrying value of this inventory is recorded at $0 on our consolidated balance sheets.

The absence of a recorded cost for the plastic bottles does not reflect their importance to our production process or potential value of the end products. This accounting treatment is specific to the characteristics of the materials used and does not imply any underlying concerns about the viability or value of the final products produced through our pyrolysis process.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $32,714,184 at December 31, 2023, and had a net loss of 12,279,784 for the year ended December 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Pursuant to the Morocco Purchase Agreement, Clean-Seas paid an aggregate purchase price of $6,500,000 for the Morocco Acquisition, of which (i) $2,000,000 was paid on the Morocco Closing Date and (ii) the remaining $4,500,000 is to be paid to Ecosynergie Group over a period of ten (10) months from the Morocco Closing Date. Additionally, Clean-Seas committed to invest up to $50,000,000 in Clean-Seas Morocco over a period of ten (10) months from the Morocco Closing Date (the “Clean-Seas Morocco Investment”). The Clean-Seas Morocco Investment is currently contemplated to be funded in tranches based on a to be agreed to schedule tied to milestones related to the technology being deployed by Clean-Seas Morocco. The parties intend to complete the funding schedule applicable to the Clean-Seas Morocco investment in the first quarter 2024. To date, none of the Clean-Seas Morocco Investment has been funded.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The accounting for operations is considered to be complete and the results of operations of the business acquired by the Company have been included in the consolidated statements of operations since the date of acquisition.

The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed, and non-controlling interest was allocated to goodwill. The provisional estimated fair value of the noncontrolling interest was based the minority interest (49%) in net assets as of the acquisition date. The goodwill represents expected synergies from the combined operations.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

 Schedule of Recognized Identified Assets Acquired and Liabilities Assumed

Consideration
Consideration issued	$6,500,000
Identified assets and liabilities
Cash	11,093
Prepaid and other assets	218,225
Accounts receivable	221,820
Property and equipment, net	4,774,315
Accounts payable	(37,195)
Accrued expenses	(835,252)
Loans payable	(789,827)
Lines of credit	(336,948)
Total identified assets and liabilities	3,226,231
Minority interest	1,580,853
Excess purchase price allocated to goodwill	$12,141,194

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

Property, plant, and equipment at our Clean-Seas Morocco facility comprise equipment, buildings and fixtures, automobiles, furniture, and land. Upon acquisition, buildings and land were recorded at their estimated fair value, determined through a valuation conducted in 2018. Subsequently, these assets have been adjusted annually to reflect an approximate 5% increase in fair value, consistent with local real estate market trends. Depreciation for equipment, buildings, automobiles, and furniture is computed using the straight-line method over estimated useful lives of 5 to 10 years.

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

 Schedule of Property and Equipment

	December 31, 2023	December 31, 2022
Pyrolysis unit	$185,700	$185,700
Equipment	436,532	55,676
Buildings and fixtures	439,411	—
Land	3,867,095	—
Office furniture	989	—
Less: accumulated depreciation	(100,161)	—
Property and equipment, net	$1,255,321	$241,376

Depreciation expense

For the year ended December 31, 2023 and 2022, depreciation expense was $100,161 and $0, respectively.

NOTE 6 – LOANS PAYABLE

As of December 31, 2020, a third party loaned the Company a total of $114,500. The loan was used to cover general operating expenses, is non-interest bearing and due on demand. During the year ended December 31, 2021, the Company repaid $100,000 of the loan. During the year ended December 31, 2022, the same individual provided consulting/IR services to the Company valued at $100,000. The amount due was added to the note payable for a balance due of $114,500 as of December 31, 2022. During the year ended December 31, 2023, the note was fully converted into 5,725,000 shares of common stock.

Effective January 1, 2023, the Company acquired a financing loan for its Director and Officer Insurance for $42,500. The loan bears interest at 7.75%, requires monthly payments of $4,402.42 and is due within one year. As of December 31, 2023, the balance due is $0.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

The Coventry Note bears guaranteed interest at the rate of 5% per annum for the 12 months from and after the date of issuance (notwithstanding the 11-month term of the Coventry Note for aggregate guaranteed interest of fifteen thousand Dollars ($15,000), all of which Guaranteed Interest shall be deemed earned as of the date of the Coventry Note. The principal amount and the Guaranteed Interest are due and payable in seven equal monthly payments of $45,000, commencing on May 6, 2023, and continuing on the 6th day of each month thereafter until paid in full not later than November 6, 2023. During the year ended December 31, 2023, the Company repaid $300,000 of the principal amount.

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

October 2023 Note

On October 26, 2023, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with an accredited investor (the “October Investor”) related to the Company’s sale of two 12% convertible notes in the aggregate principal amount of $660,000 (each note being in the amount of $330,000 and containing an original issue discount of $30,000 such that the purchase price of each note is $300,000) (each “Note,” and together the “Notes”) are convertible into shares of the Company’s common stock, par value $0.001 per share, upon the terms and subject to the limitations set forth in each Note. The Company issued and sold the first Note (the “First Note”) on October 26, 2023 (the “First Closing Date” or the “First Issuance Date”). The closing for the second Note (the “Second Note”) is to occur approximately 30-60 days following the First Closing Date (the “Second Closing Date,” and together with the First Closing Date, the “Closing Date”).

On the First Closing Date, the Company issued 800,000 restricted shares of Common Stock to the Purchaser as additional consideration for the purchase of the First Note (the “First Note Commitment Shares”). Upon the closing of the Second Note, the Company will issue additional commitment shares in an amount calculated based on the price per share of the Common Stock at the time of funding of such Second Note (the “Second Note Commitment Shares,” and together with the First Note Commitment Shares, the “Commitment Shares”). In addition to the Commitment Shares, the Company agreed to issue 7,500,000 shares of Common Stock to the Purchaser (the “Returnable Shares”) for each Note. Each issuance of Returnable Shares is subject to recalculation based on the price per share of Common Stock at the time of funding for each Note, such that the economic value of each set of Returnable Shares shall be equal to the value of the initial set of Returnable Shares. For example, if on the Second Closing Date, the closing price of the Common Stock is 50% of the closing price of the Common Stock on the First Closing Date, the Company will be required to issue 15,000,000 Returnable Shares on the Second Note Closing Date. The Returnable Shares must be returned to the Company unless each Note enters into an uncured default during its term, or the Company is otherwise unable to repay each Note on or prior to maturity.

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

The Company deducts the total value of all discounts (OID, value of warrants, discount for derivative) from the calculated derivative liability with any difference accounted for as a loss on debt issuance. For the year ended December 31, 2023, the Company recognized a total loss of the issuance of convertible debt of $2,676,526.

From April 2023 through December 31, 2023, Walleye Opportunities Master Fund Ltd., converted $2,063,684 of the principal amount of the February Note into 97,450,000 shares of our common stock. The Company accounted for the conversions per ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20), resulting in a gain from conversion of debt of $881,660.

The following table summarizes the convertible notes outstanding as of December 31, 2023:

 Convertible Debt

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2022	Additions	Conversions / Repayments	Balance December 31, 2023
Silverback Capital Corporation	3/31/2022	3/31/2023	8%	$360,000	$—	$(360,000)	$—
Coventry Enterprises, LLC	12/29/2022	11/6/2023	5%	300,000	—	(300,000)	—
Walleye Opportunities Fund	2/21/2023	2/21/2024	5%	—	2,500,000	(2,063,684)	436,316
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	—	1,500,000	—	1,500,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	—	1,714,286	—	1,714,286
Coventry Enterprises, LLC	7/31/2023	7/31/2024	10%	—	500,000	—	500,000
GS Capital Partners	10/26/2023	7/26/2024	12%	—	330,000	—	330,000
Total				$660,000	$6,544,286	$(2,726,684)	$4,480,602
Less debt discount				$(183,560)			(1,701,403)
Convertible note payable, net				$476,440			$2,779,199

A summary of the activity of the derivative liability for the notes above is as follows:

Schedule of Derivative Instruments

Balance at December 31, 2022	$—
Increase to derivative due to new issuances	4,217,944
Decrease to derivative due to conversions	(1,119,076)
Decrease to derivative due to mark to market	(2,500,562)
Balance at December 31, 2023	$589,306

The Company uses the Black Scholes pricing model to estimate the fair value of its derivatives. A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy, as of December 31, 2023 is as follows:

 Schedule of Derivative Assets at Fair Value

Inputs	December 31, 2023	Initial Valuation
Stock price	$0.04	$0.0566-0.1075
Conversion price	$0.0361	$0.0534-0.0591
Volatility (annual)	95.99%	165.3%-170.53%
Risk-free rate	5.4%	4.7-5.07%
Dividend rate	—	—
Years to maturity	0.25	.87-1

NOTE 8 – RELATED PARTY TRANSACTIONS

Daniel Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Daniel Bates, CEO. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.

As of December 31, 2023 and 2022, the Company owed Mr. Bates $189,000 and $220,000, respectively, for accrued compensation.

The Company issued to Mr. Bates three separate promissory notes, 1) on August 1, 2022, for $1,000, 2) on September 15, 2022, for $35,040, and 3) on October 6, 2022, for $1,000. The notes bear interest at 8% and are due on demand. As of December 31, 2022, the Company repaid $20,000, for a balance due of principal and interest of $26,040 and $977. During the year ended December 31, 2023, Mr. Bates loaned the Company an additional $5,000. As of December 31, 2023, the loans and all accrued interest were repaid in full.

On December 20, 2023, the Company granted Mr. Bates 20,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $788,000.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month, which increased to $7,500 in June 2023. As of December 31, 2023 and 2022, the Company owes Ms. Boulds $0 and $25,000 for accrued compensation, respectively.

On December 20, 2023, the Company granted Ms. Boulds 4,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $157,600.

Daniel Harris, Chief Revenue Officer

As of December 31, 2023 and 2022, the Company owed Mr. Harris, $17,500 and $37,500, respectively, for accrued compensation.

On December 20, 2023, the Company granted Mr. Harris 4,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $157,600.

John Owen

Mr. Owen’s consulting agreement and his role as Chief Operating Officer were terminated effective as of November 21, 2022. Per the terms of the separation agreement with Mr. Owen, the Company acknowledges past due salary of $62,500. The Company made an initial payment of $2,500 and agreed to pay $5,000 a month beginning in January 2023. As of December 31, 2023, the Company owed Mr. Owen $0.

Erfran Ibrahim, former CTO

As of December 31, 2023 and 2022, the Company owed Mr. Ibrahim, $60,000 and $60,000, respectively, for accrued compensation.

Michael Dorsey, Director

As of December 31, 2023 and 2022, the Company owed Mr. Dorsey, $0 and $9,000, respectively, for accrued director fees.

On December 20, 2023, the Company granted Mr. Dorsey 4,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $157,600.

During 2023, the Company paid $87,500 to Around the Corner, as a finder’s fee for the Clean Seas West Virginia project. Mr. Dorsey, is an owner of Around the Corner.

Greg Boehmer, Director

As of December 31, 2023 and 2022, the Company owed Mr. Boehmer, $0 and $4,500, respectively, for accrued director fees. In addition, the Company owes Mr. Boehmer $0 and $7,000, for consulting services as of December 31, 2023 and 2022.

On December 20, 2023, the Company granted Mr. Boehmer 4,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $157,600.

Bart Fisher, Director

On February 23, 2023. Mr. Fisher was granted 500,000 shares of common stock. The shares were valued at $0.122, the closing stock price on the date of grant, for total non-cash stock compensation of $61,000.

On December 20, 2023, the Company granted Mr. Fisher 4,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $157,600.

Green Invest Solutions Ltd.

During September 2023, a $70,000 note was issued to Green Invest Solutions Ltd. which is managed by the same individuals as Clean-Seas Morocco. The loan is considered to be short-term and is not accruing interest.

Management of Clean-Seas Morocco

On occasion, management of Clean-Seas Morocco provides funds to the company for general operations. As of December 31, 2023, $549,946 was due to management. There are no agreements and no interest rates applied.

Note Payable

Pursuant to the Morocco Purchase Agreement, Clean-Seas paid an aggregate purchase price of $6,500,000 for the Morocco Acquisition, of which (i) $2,000,000 was paid on the Morocco Closing Date and (ii) the remaining $4,500,000 is to be paid to Ecosynergie Group over a period of ten (10) months from the Morocco Closing Date.

NOTE 9 – COMMON STOCK

The Company has entered into three consulting agreements that required the issuance of a total of 31,251 shares of common stock per month through December 2023. For the year ended December 31, 2023, the shares were valued at the closing stock price on the date of grant for total non-cash stock compensation of $17,126. As of December 31, 2023, the shares due have not been issued by the transfer agent and are included in common stock to be issued.

The Company has entered into a consulting agreement that requires the issuance of 5,000 shares of common stock per month beginning February 2022. For the year ended September 30, 2023, the shares were valued at the closing stock price on the date of grant for total non-cash stock compensation of $2,650. As of December 31, 2023, the shares due have not been issued by the transfer agent and are included in common stock to be issued.

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

On February 21, 2023, Silverback Capital Corporation fully converted its note dated March 31, 2022, with principal and interest of $360,000 and $25,723, respectively, into 19,286,137 shares of common stock.

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

On October 26, 2023, the Company issued 800,000 shares of common stock to GS Capital, pursuant to the terms of a Securities Purchase Agreement (Note 7).

On November 4, 2023, the Company granted 559,441 shares of common stock for services. The shares were valued at $0.0425, the closing stock price on the date of grant, for total non-cash compensation expense of $23,776.

On December 20, 2023, the Company granted 37,000,000 bonus shares of common stock for service to some of its service providers. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $1,457,800.

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

 Share-Based Payment Arrangement, Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2021	—	—	—
Issued	9,040,000	$0.02	2.49
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2022	9,040,000	$0.02	2.25
Issued	107,904,802	$0.04	4.46
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	116,944,802	$0.037	4.25	$345,500

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

The Company’s Transfer Agent was instructed to not issue the shares of Common Stock because of the ongoing dispute between the Company and Tucker regarding Tucker’s ability to perform under the Tucker Agreement due to, among other things, the action filed by the SEC against Profile Solutions, Inc., Dan Oran and Tucker on September 9, 2022 in the United States District Court Southern District of Florida (Case No. 1:22-cv-22881) alleging, among other things, that Tucker violated Section 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”) and aided and abetted violations of Section 10(b) and Rule 10-b5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Tucker is seeking, among other things, that the Company issue the shares of Common Stock issuable upon conversion of the Series B Preferred Stock pursuant to the Tucker Agreement. The Company is contesting all of the allegations set forth in the Tucker Complaint. On February 24, 2024, the Company removed the Tucker Litigation to the United States District of Nevada (Case No. 2:23-cv-00296).

On February 27, 2024, the Company filed counterclaims against Tucker and its principal, Leonard Tucker (the “Company Complaint”), wherein the Company sought a judgment against Tucker declaring the Tucker Agreement unenforceable and invalid, as well as damages related to its claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of duty against both Tucker and its principal. On March 10, 2023, the parties subsequently stipulated to stay the Tucker Litigation to attend binding arbitration. On January 31, 2024, the arbitrator entered an interim award in favor of the Company related to a discovery dispute in the arbitration for the sum of $19,625.00.

On January 25, 2024, the arbitrator entered her decision (the “Decision”) regarding the parties relative liability in the Tucker Litigation. Overall, the Decision concluded that the Company substantially prevailed on its claims, counterclaims, and defenses in the Tucker Litigation. First, the Decision concluded that the Company prevailed on its claim that the Tucker Agreement is invalid and unenforceable; and further concluded that the Company prevailed against Tucker on each of Tucker’s causes of action based on the Tucker Agreement, including Tucker’s claims for breach of contract, breach of the breach of the implied covenant of good faith and fair dealing, specific performance, and declaratory relief. Second, the Decision concluded no fraud or breach of duty with respect to Tucker and its principal; and further concluded that Tucker may be entitled to retain the compensation paid by the Company for its services under an unjust enrichment theory, in an amount to be determined.  Based on the forgoing Decision, the arbitrator ordered the parties to the Tucker Litigation to submit supplementary briefing regarding their respective available remedies.

On April 15, 2024, the arbitrator heard the parties arguments on the supplementary briefing regarding remedies and ruled (i) 100% of the shares issued to Tucker as compensation under the Tucker Agreement be cancelled as a result of the Tucker Agreement being invalid and unenforceable and (ii) Tucker was entitled to unjust enrichment damages in an amount equal to the monthly fee under the Tucker Agreement for the period of engagement until the Company retained a licensed broker dealer to replace the services being performed under the Tucker Agreement. As a result, the Company is required to pay Tucker the amount of $375, calculated as $20,000 fee owed to Tucker, minus the $19,625 awarded to the Company as a result of the discovery dispute on January 31, 2024.

Non-Related Party Consulting Agreements

The following is a summary of compensation related to consulting agreements in 2023.

 Schedule of Share-Based Payment

		Stock Compensation
Consultant	Current Contract Date	# Shares	Value	2023 Compensation	Owed as of 12/31/2023
John Shaw	3/1/2021	—	$—	$45,000	$—
Chris Galazzi	5/2/2021	125,004	$5,790	$67,500	$22,500
Venkat Kumar Tangirala	1/1/2022	—	$—	$45,000	$30,000
Alpen Group LLC	1/1/2022	60,000	$2,650	$45,000	$45,000
Strategic Innovations	1/1/2023	—	—	$30,000	$—
Fraxon Marketing	3/15/2023	—	—	$90,000	$—

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

NOTE 13 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

Net deferred tax assets consist of the following components as of December 31:

 Schedule of Deferred Tax Assets and Liabilities

	2023	2022
Deferred Tax Assets:
NOL Carryover	$(7,887,135)	$(3,443,812)
Payroll accrual	72,200	134,700
Deferred tax liabilities:
Less valuation allowance	7,814,935	3,309,112
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

 Schedule of Components of Income Tax Expense

	2023	2022
Book loss	$(2,551,900)	$(1,277,100)
Other nondeductible expenses	1,147,200	678,700
Related party accrual	—	—
Valuation allowance	1,404,700	598,400
	$—	$—

At December 31, 2023, the Company had net operating loss carry forwards of approximately $10,404,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2023, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

NOTE 14 - DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the liabilities of the discontinued operations in the consolidated balance sheets. The liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2023 and 2022, and consist of the following:

  Disposal Groups, Including Discontinued Operations

	December 31, 2023	December 31, 2022
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

NOTE 15 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date of this Annual Report and has determined that it has the following material subsequent events to disclose in these consolidated financial statements.

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date of this Annual Report and has determined that it has the following material subsequent events to disclose in these consolidated financial statements.

January 2024 Financing

On January 9, 2024, the Company entered into a Securities Purchase Agreement (the “January Agreement”) with an accredited investor (the “Purchaser”) whereby the Company agreed to sell, and the Purchaser agreed to purchase, up to 15,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for an aggregate purchase price of up to $300,000, or $0.02 per share. Pursuant to the January Agreement, which became effective on January 17, 2024, the Purchaser paid $100,000 to the Company in exchange for 5,000,000 shares of Common Stock.

ClearThink Financing

On February 12, 2024, the Company entered into a (i) Securities Purchase Agreement (the “SPA”) with ClearThink Capital LLC (“ClearThink”) and (ii) STRATA Purchase Agreement (the “STRATA Agreement” and together with the SPA, collectively, the “ClearThink Agreements”) with the Investor.

SPA

Pursuant to the SPA, the Company agreed to sell, and ClearThink agreed to purchase, two (2) separate 12% convertible notes of the Company (the first such note, the “First Note Tranche,” the second such note, the “Second Note Tranche,” and collectively, the “ClearThink Notes”) in the aggregate principal amount of $440,000 (each such ClearThink Note being in the amount of $220,000.00 and containing an original issue discount of $20,000, resulting in the purchase price of each such ClearThink Note being $200,000.00), which are convertible Common Stock. In addition, the Company agreed to issue 3,100,000 shares of restricted Common Stock (the “Commitment Shares”) to ClearThink as additional consideration for the First Note Tranche and as an inducement for the Investor to enter into the STRATA Agreement; provided, however, that 2,500,000 shares of Commitment Shares will be returned to the Company if the Company, at its option, does not consummate the transactions contemplated by the STRATA Agreement by not filing the Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission covering the resale of all securities issuable under each of the ClearThink Agreements (the “Resale Registration Statement”).

The First Note Tranche was issued on February 12, 2024 and the Second Note Tranche shall be issued within three (3) days after the Company’s filing of the Resale Registration Statement.

While any of the securities issued or issuable under the SPA are outstanding, upon any issuance by the Company or any of its subsidiaries of any security, or amendment to a security that was originally issued before the SPA Closing Date, with any term that the Investor reasonably believes is more favorable to the Investor of such security or with a term in favor of the Investor of such security that the Investor reasonably believes was not similarly provided to ClearThink in the ClearThink Note, (i) the Company shall notify the Investor of such additional or more favorable term within one (1) business day of the issuance and/or amendment (as applicable) of the respective security, and (i) such term, at Investor's option, shall become a part of the transaction documents with the Investor (regardless of whether the Company complied with the notification provision herein). The types of terms contained in another security that may be more favorable to the Investor of such security include, but are not limited to, terms addressing prepayment rate, interest rates, and original issue discounts, conversion or exercise prices warrant coverage and pricing, commitment shares and similar terms and conditions.

The ClearThink Note contains a principal amount of $220,000.00 (the “Principal”) with guaranteed interest (the “Interest”) at a rate of twelve percent (12%) per calendar year from the date of issuance. All Principal and Interest, along with any and all other amounts, shall be due and owing on November 12, 2024 (the “Maturity Date”), with a lump-sum interest payment equal to $26,400 payable on the SPA Closing Date, which is added to the principal balance and payable by the Company on the Maturity Date or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the Principal is outstanding. Unless the Investor elects to convert the Note into shares of Common Stock, Principal payments shall be made in four installments, each in the amount of $50,000 commencing on the one hundred eightieth (180th) day anniversary following the SPA Closing Date and continuing thereafter each thirty (30) days for four (4) months thereafter. The ClearThink Note may be prepaid in whole or in part as set forth therein and any amount of Principal or Interest on the ClearThink Note which is not paid when due shall bear interest at the rate of the lesser of (i) twenty four percent (24%) per annum (which shall be guaranteed and applied to the balance due under the ClearThink Note upon an Event of Default (as defined in the ClearThink Note)) and (ii) the maximum amount permitted under law from the due date thereof until the same is paid.

Trillium Financing

On February 15, 2024, the Company entered into a Securities Purchase Agreement (the “Trillium Agreement”) with Trillium Partners L.P. (“Trillium”), whereby the Company issued and sold to Trillium (i) a promissory note (the “Trillium Note”) in the aggregate principal amount of $580,000.00 (which includes $87,500.00 of Original Issue Discount) (the “Trillium Principal”), convertible into Common Stock, upon default, upon the terms and subject to the limitations and conditions set forth in such Trillium Note, and (ii) 4,000,000 restricted shares of Common Stock (the “Commitment Shares”).

Although the Trillium Agreement was dated and signed on February 15, 2024, it did not become effective until the conditions set forth in Section 6 and Section 7 of the Trillium Agreement were satisfied, which occurred on February 22, 2024 (the “Trillium Closing Date”).

The maturity date of the Trillium Note is January 15, 2025 (the “Trillium Maturity Date”) and a one-time interest charge of ten percent (10%) or $58,000 (the “Trillium Interest Rate”) shall be applied to the Trillium Principal on the date of issuance. The Company has the right to prepay the Trillium Note in full at any time with no prepayment penalty. Accrued, unpaid Trillium Interest and outstanding Trillium Principal, subject to adjustment, shall be paid in seven payments, each in the amount of $91,142.86 (a total payback to the Holder of $638,000.00).

At any time following an Event of Default (as defined in the Trillium Note), Trillium has the right to convert all or any part of the outstanding and unpaid amount of the Trillium Note into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the date of issuance, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified at the conversion price determined as provided herein (a “Conversion”), provided, that such Conversion or Conversions do not result in Trillium beneficially owning more than 9.99% of the outstanding shares of Common Stock.

Pursuant to the Trillium Note, the conversion price (the “Trillium Conversion Price”) is equal to the lower of: (i) the Fixed Conversion Price; (ii) the Variable Conversion Price; and (iii) the Alternative Conversion Price. The Company agreed to initially reserve from its authorized and unissued Common Stock, 72,000,000 shares of Common Stock (the “Reserve Amount”), which Reserve Amount shall be increased from time to time in accordance with the terms of the Trillium Note.

Under the terms of the Trillium Agreement, the Company agreed to use its best efforts to effect the registration and the sale of the Commitment Shares and the Conversion Shares (collectively, the “Registerable Securities”) by filing with the SEC an amendment to its Registration Statement on Form S-1 (as initially filed with the SEC on November 3, 2023 as amended on December 15, 2023) with respect to such Registrable Securities.

March 2024 Financing

On February 17, 2023, the Company entered into a Securities Purchase Agreement (the “Prior Agreement”) with Walleye Opportunities Master Fund Ltd. (the “March Investor”) for the sale of up to $4,000,000 in aggregate principal amount of senior convertible promissory notes and warrants to acquire shares Common Stock. The initial closing under the Prior Agreement occurred on February 21, 2023 when the Company issued to the March Investor (i) a senior convertible promissory note in the principal amount of $2,500,000 (the “Existing Note”) and (ii) warrants to purchase up to 29,434,850 shares of Common Stock (the “Existing Warrant”).

On March 25, 2024 (the “Issue Date”), the Company and March Investor entered into a Securities Purchase Agreement (the “March Purchase Agreement”), whereby: (i) the Company issued to the March Investor (a) a convertible note in the aggregate principal amount of $666,666 (the “March 2024 Note”), and (b) a warrant initially exercisable to acquire up to 22,222,220 shares of Common Stock at an exercise price of $0.03 per share (the “March 2024 Warrant”); and (ii) the parties agreed to amend and restate the Existing Note and Existing Warrant as discussed below.

March 2024 Note

At any time on or after the Issue Date, the March Investor shall be entitled to convert any portion of the outstanding Conversion Amount (as defined in the March 2024 Note) into validly issued, fully paid and non-assessable shares of Common Stock at a conversion price equal to $0.03 per share, subject to adjustment as set forth in the March 2024 Note.

Interest accruing on the March 2024 Note is payable to the March Investor in shares of Common Stock; provided, however, that the Company may pay any such interest in cash or in a combination of cash and shares of Common Stock. The March 2024 Note bears interest at a rate of 5% per annum, as may be adjusted from time to time, and matures on October 1, 2024 (the “March Note Maturity Date”); provided, however, that the March Note Maturity Date may be extended at the option of the Investor as provided in the March 2024 Note.

The Company shall have the right to redeem all, but not less than all, of the amount then outstanding under the March 2024 Note at any time. Any redemption shall be made by the Company in cash at a price equal to the greater of (i) 120% of the Conversion Amount (as defined in the March 2024 Note), and (ii) the product of (1) the Conversion Rate (as defined in the March 2024 Note) with respect to the Conversion Amount being redeemed multiplied by (2) the greatest closing sale price of the Common Stock on any trading day immediately preceding the date such redemption payment is made. Upon the occurrence of an Event of Default under the March 2024 Note, the Investor may require the Company to redeem all or any portion of the March 2024 Note, regardless of whether such Event of Default has been cured.

March 2024 Warrant

The March 2024 Warrant (i) is exercisable for the purchase of up to 22,222,220 shares of Common Stock at an exercise price of $0.03 per share, subject to customary adjustments, and (ii) expires five years from the date of issuance.

Registration Rights Agreement

On the Issue Date, the Company and the March Investor entered into a registration rights agreement (the “RRA”), pursuant to which the Company agreed to file with the SEC, within 45 days after the Issue Date, a registration statement covering the resale of all securities issuable to the March Investor under the March Purchase Agreement.

Amended and Restated Note

In connection with the March Purchase Agreement, the Company and March Investor amended and restated the Existing Note as set forth in that certain Amended and Restated Convertible Note dated March 25, 2024 (the “A&R Note). At any time, the March Investor shall be entitled to convert any portion of the outstanding Conversion Amount (as defined in the A&R Note) into validly issued, fully paid and non-assessable shares of Common Stock at a conversion price equal to $0.03 per share, subject to adjustment as set forth in the A&R Note.

Interest accruing on the A&R Note is payable to the March Investor in shares of Common Stock; provided, however, that the Company may pay any such interest in cash or in a combination of cash and shares of Common Stock. The A&R Note bears interest at a rate of 5% per annum and matures on December 1, 2024 (the “A&R Note Maturity Date”); provided, however, that the A&R Note Maturity Date may be extended at the option of the as provided in the A&R Note).

The Company shall have the right to redeem all, but not less than all, of the amount then outstanding amount under the A&R Note at any time. Any redemption shall be made by the Company in cash at a price equal to the greater of (i) 120% of the Conversion Amount (as defined in the A&R Note), and (ii) the product of (1) the Conversion Rate (as defined in the A&R Note) with respect to the Conversion Amount being redeemed multiplied by (2) the greatest closing sale price of our Common Stock on any trading day immediately preceding the date such redemption payment is made.

Amended and Restated Warrant

In connection with the Purchase Agreement, the Company and March Investor agreed to amend and restate the Existing Warrant as set forth in that certain Amended and Restated Warrant to Purchase Common Stock dated March 25, 2024 (the “A&R Warrant). The A&R Warrant is exercisable for the purchase of up to 22,222,220 shares of Common Stock at an exercise price of $0.03 per share, subject to customary adjustments, and (ii) expires five years from the Issue Date.

All capitalized terms not defined herein shall have their respective meanings as set forth in the March Purchase Agreement, the March 2024 Note, the March 2024 Warrant, the RRA, the A&R Note, and the A&R Warrant which were filed as Exhibits 10.1, 4.1, 4.2, 4.3, 10.2, 4.3 and 4.4, respectively, to the Current Report on Form 8-K filed with the SEC on March 29, 2024.

On February 9, 2023, the Company issued 455,840 shares of common stock for services.

On March 4, 2023, the Company issued Silverback 2,181,818 shares of common stock for a cashless exercise of warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Management identified no material weaknesses in our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was note effective as of December 31, 2023. During the year ended December 31, 2023, management identified the following material weaknesses.

·	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions.

·	Due to our size and scope of operations, we currently do not have an independent audit committee in place.

·	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Pursuant to Regulation S-K Item 308(b), as the Company is not an accelerated filer nor a large accelerated filer, this Annual Report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Part III is omitted from this Annual Report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2024 Annual Meeting (the “Proxy Statement”) on the date hereof and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information regarding individuals who are currently serving as directors and/or executive officers as of December 31, 2023.

Name	Age	Position
Daniel Bates	65	Chairman, Chief Executive Officer, President and Director
Rachel Boulds	54	Chief Financial Officer
Daniel Harris	60	Chief Revenue Officer
Dr. Michael Dorsey	51	Independent Director
Gregory Michael Boehmer	55	Independent Director
Bart Fisher	79	Independent Director

Daniel Bates - Chief Executive Officer and Chairman

Mr. Bates has been our Chief Executive Officer and has served on the Board since May 27, 2020. Mr. Bates was appointed as our President, Secretary and Treasurer on July 20, 2022. Previously, from June 2014 to August 2019, Mr. Bates served as the CEO and President of ImpactPPA, an innovative renewable energy company providing blockchain technologies to solve the challenging problems commonly seen in the environment of distributed energy solutions globally. Mr. Bates has spent more than a decade in the renewable energy industry serving as the CEO of WindStream.

Prior to starting WindStream, Mr. Bates spent 15 years in the technology sector and has launched successful technology ventures in both hardware and software. Mr. Bates’ first technology venture, Extreme Audio Reality (EAR), which was formed in 1990, developed and patented the first interactive audio API for game developers, designed for the PC, and set-top box gaming arena. EAR successfully licensed its products to all major game publishers including Electronic Arts, Activision, Id Software, Ubisoft and many others. After EAR, Mr. Bates founded Avant Interactive (“Avant”) in 1997, which developed a neural net and AI based technology for object recognition, creating a patented interactive video solution for content owners, publishers, and advertisers. Avant was the market leader in this emerging sector, holding licenses and/or contracts with many of the Fortune 100 companies, television and cable networks, ad agencies as well as developing proprietary applications for the U.S. Army. Mr. Bates earned an Associates of Arts degree in Business Administration from Humboldt State University.

We believe that Mr. Bates is highly qualified to serve as a member of the Board and our management team due to his significant experience in the renewable energy industry and understanding of emerging markets and finance.

Rachel Boulds - Chief Financial Officer

Ms. Boulds has served as the Company’s Chief Financial Officer since May 1, 2022. Ms. Boulds currently works for the Company on a part-time basis (spending approximately 80% of her time working for the Company) while also operating her sole accounting practice which she has led since 2009 and which provides all aspects of consulting and accounting services to clients, including the preparation of full disclosure financial statements for public companies to comply with GAAP and SEC requirements. Ms. Boulds also currently provides outsourced chief financial officer services for two other companies. From August 2004 through July 2009, she was employed as a Senior Auditor for HJ & Associates, LLC, where she performed audits and reviews of public and private companies, including the preparation of financial statements to comply with GAAP and SEC requirements. From 2003 through 2004, Ms. Boulds was employed as a Senior Auditor at Mohler, Nixon and Williams. From September 2001 through July 2003, Ms. Boulds worked as an ABAS Associate for PriceWaterhouseCoopers LLP. From April 2000 through February 2001, Ms. Boulds was employed as an e-commerce Accountant for the Walt Disney Group’s GO.com. Ms. Boulds earned a B.S. in Accounting from San Jose University in 2001 and is licensed as a CPA in the State of Utah.

Daniel C. Harris - Chief Revenue Officer

Mr. Harris has served as the Company’s Chief Revenue Officer since June 2022, has served as the VP of Business Development of the Company’s subsidiary, Clean-Seas, since October 2021 and Chief Executive Officer of the Company’s subsidiary, Clean-Seas Morocco, since May 2023. From 2013 through 2017, Mr. Harris served as the Executive Vice President of Windstream Technologies, Inc., and from 2017 through 2019, Mr. Harris was a franchisee of Patrice & Associates. Mr. Harris is currently dedicated to the global expansion efforts of Clean-Seas’ Plastic Conversion Network by focusing on establishing new locations and partnerships for its pyrolysis facilities. Mr. Harris has over 20 years of experience in the competitive energy space. Prior to his roles with the Company, Mr. Harris served as Executive Vice President of Global Sales at WindStream, focusing on large commercial installations of renewable energy systems (integrated wind and solar). Preceding his tenure at WindStream, Mr. Harris served as Executive Vice President of Sales at Glacial Energy, a nationwide provider of retail electricity and natural gas for commercial, industrial, and institutional customers. In addition to his experience in the energy field, he had a successful 20 year career in the telecommunications industry, holding numerous high-level positions in General Management and Sales and Operations Management with telecommunications service providers such as Winstar Communications, Telseon, and Teleport Communications. Mr. Harris holds a Bachelor of Arts degree in both Telecommunications Management and Marketing from Syracuse University.

Dr. Michael Dorsey - Director

Dr. Dorsey has served as a member of the Board since September 2021. He is a recognized expert on global energy, environment, finance and sustainability matters, having worked with governments and heads of state around the world. Dr. Dorsey was appointed to the EPA’s National Advisory Committee (NAC) in 2010, 2012 and 2014. Further, in 2014, a specialized unit of the United Nations Conference on Trade and Development (UNCTAD) designated Dr. Dorsey advisor on “climate, energy sustainability and SIDS (Small Island Developing States).”

Dr. Dorsey has published dozens of scholarly and lay articles on a variety of environment, development, pollution prevention and sustainability matters, and has appeared in multiple TV and radio shows and print publications. Dr. Dorsey is a member of several non-profit boards and was a faculty member in various universities around the world.

Dr. Dorsey presently serves as a director at Michigan Environmental Council, where he has served since 2019, as well as at Univergy Solar since 2017, where he is also a partner. Dr. Dorsey’s employment history also includes: a limited partner at Ibursun, 2019 to present; co-founder and treasurer at Sunrise Movement, 2017 to present; partner at Pahal Solar, 2019 to present; advisor at ImpactPPA 2018 to 2020; full member at Club of Rome, 2013 to present; member at Progress with Friends, 2006 to present; and co-founder at DetroitxPAC, 2013 to present. Dr. Dorsey earned an undergraduate degree from the University of Michigan, a Master of Forest Science from Yale University, an MA in anthropology from Johns Hopkins University and a Ph.D. in environmental policy from the University of Michigan.

We believe that Dr. Dorsey is highly qualified to serve as a member of the Board due to his significant experience in global renewable energy markets and government policy sectors.

Gregory Michael Boehmer

Mr. Boehmer has served as a member of the Board since October 3, 2022, and has been supporting the Clean Vision Corp. as a consultant since 2021.Mr. Boehmer has over 12 years of experience helping public companies with their fiscal, compliance and regulatory needs. He has a B.S. degree from the University of Dayton (OH) and a Master’s Degree in Human Resource Management from Towson University (MD).

After achieving success with a few OTC Pink Sheet companies in 2009-10, Mr. Boehmer opened his consulting firm, Layne Michael Consulting, LLC, in 2011, where he currently still works, in an effort to provide general public company management, investor relations, corporate communications and compliance services to companies struggling with compliance and or public relations issues at rates far more affordable than larger firms were able to offer.

We believe that Mr. Boehmer is highly qualified to serve as a member of the Board due to his years of experience and expertise in working with publicly traded companies and building development stage companies.

Bart Fisher - Director

Mr. Fisher has served as a member of the Board since January 18, 2023. Mr. Fisher brings 50 years’ experience as an attorney and investment banker specializing in high profile international corporate litigation and complex transnational financial transactions. As an attorney, Mr. Fisher has served as Managing Partner of the Law Office of Bart S. Fisher and is a member of the District of Columbia Bar. From 1972 through April 1994, he practiced law with Patton Boggs LLP in Washington, D.C., where he was a partner as of January 1, 1978. He has also been a partner at Arent Fox Kintner Plotkin & Kahn (1994-1995), and Of Counsel with Porter, Wright, Morris & Arthur (1996-2001), Bryan Cave (2002) and Dorsey & Whitney (2003-2004). In his dual career as an investment banker, he serves as Managing Partner of JJ&B, LLC, a boutique investment bank located in Washington, D.C., Chairman of Omni Advisors LLC, a D.C. and NY-based investment bank, and Chairman of Capital Commodities, LLC.

Mr. Fisher earned his undergraduate degree from Washington University (St. Louis), an MA and Ph.D. in international relations from Johns Hopkins School of Advanced International Studies, and a J.D. from Harvard Law School. He has been nominated twice for the Nobel Prizes in Peace (2019) and Medicine (2020). Throughout his career, Mr. Fisher has been a prolific published author, frequent teacher and university lecturer, and a force for successfully advancing health care and philanthropy.

We believe that Mr. Fisher is highly qualified to serve as a member of the Board due to his significant experience in the legal and investment banking industries.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2023, all of its officers, directors and 10% stockholders complied with all Section 16(a) timely filing requirements.

Corporate Governance

Family Relationships amongst Directors and Officers

There are no family relationships among our directors and executive officers.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and directors and any other person, including officers and directors, pursuant to which the officer was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

None of our executive officers or directors has been involved in any of the following events during the past ten years, except as described under “Business Experience”, above: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure

The Board has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the Board considers many factors, including the specific needs of our business and what is in the best interests of our stockholders. Mr. Daniel Bates serves as Chairman and CEO. The Board does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Risk Oversight

Effective risk oversight is an important priority of the Board. Because risks are considered in virtually every business decision, the Board discusses risk throughout the year generally or in connection with specific proposed actions. The Board’s approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Once established, our Audit Committee will review and assess the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks.

Other Directorships

No director of the Company is also a director of an issuer with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Committees of the Board

The Board does not currently have any committees established.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Controlled Company

Daniel Bates, our CEO and Chairman, holds 2,000,000 shares of Series C Preferred Stock that, pursuant to the Certificate of Designation of Series C Convertible Preferred Stock (the “Series C COD”), automatically converted into 20,000,000 shares of Common Stock on January 1, 2023; however, although the shares of Common Stock thereunder have not been formally issued as of the date hereof, the shares of Series C Preferred Stock are no longer outstanding. Pursuant to the Series C Preferred COD, the Series C Preferred Stock votes together with our Common Stock on all stockholder matters at a rate of one hundred Common Stock votes per share of Series C Preferred Stock held (the “Series C Preferred Stock Voting Preference”).

While Mr. Bates no longer has the contractual right to the Series C Preferred Stock Voting Preference, if it is determined that Mr. Bates still holds such right pursuant to the Series C COD, Mr. Bates will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

Code of Ethics

We have not adopted a Code of Ethical Business Conduct (“Code of Ethics”) that applies to all of our directors, officers and employees. Once adopted, the Code of Ethics will be available on our website at https://www.cleanvisioncorp.com. We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions in a Current Report on Form 8-K.

Item 11. Executive Compensation

The table and discussion below present compensation information for our executive officers as of December 31, 2023, which we refer to as our “named executive officers”:

·	Daniel Bates, our Chairman of the Board of Directors, President, Chief Executive Officer and Secretary.
·	Rachel Boulds, our Chief Financial Officer.
·	Daniel Harris, Chief Resource Officer.
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total
Daniel Bates	2023	$240,000	$0	$788,000	$0	$0	$0	$0	$1,028,000
CEO	2022	$240,000	$0	$350,000	$0	$0	$0	$0	$590,000
Rachel Boulds	2023	$70,000	$0	$157,600	$0	$0	$0	$0	$227,600
CFO	2022	$60,000	$0	$70,000	$0	$0	$0	$0	$130,000
Daniel Harris	2023	$90,000	$0	$163,309	$0	$0	$0	$0	$253,309
CRO	2022	$86,250	$0	$96,042	$0	$0	$0	$0	$182,292

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 8 to our consolidated financial statements included elsewhere in this Annual Report.

(2)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation, nonqualified deferred compensation, or other compensation, during the periods reported above.

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the years ended December 31, 2023 and December 31, 2022; (ii) did not have any outstanding equity awards as of December 31, 2023; and (iii) had no options exercised by its Named Executive Officers in the fiscal years ending December 31, 2023 and December 31, 2022.

Compensation of Directors

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Dr. Michael Dorsey	2023	$18,000	$157,600	$0	$0	$0	$175,600
	2022	$18,000	$70,000	$0	$0	$0	$88,000
Gregory Boehmer	2023	$18,000	$157,600	$0	$0	$0	$175,600
	2022	$4,500	$78,500	$0	$0	$0	$083,000
Bart Fisher	2022	$18,000	$218,600	$0	$0	$0	$236,600
	2022	$0	$0	$0	$0	$0	$0

The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings during the period presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

Outstanding Equity Awards at the End of the Fiscal Year

We do not currently have any equity compensation plans and therefore no equity awards were outstanding as of December 31, 2023.

Stock Option Grants

We have not granted any stock options to our executive officers or directors.

Employment Agreements

Daniel Bates

We entered into an employment agreement with Daniel Bates (the “Bates Employment Agreement”) on May 27, 2020, for a term of three years. Under the Bates Employment Agreement, Mr. Bates serves as our Chief Executive Officer and President. He receives a monthly base salary of $20,000, provided that $7,500 per month is deferred until we raise a minimum of $250,000 in a financing, which financing was raised in February 2021. Mr. Bates is also eligible to receive a quarterly revenue bonus of 10% of our consolidated gross revenue for such quarter, which shall be paid in cash or Common Stock, as determined by the Board (the “Revenue Bonus”).

The Bates Employment Agreement provides that Mr. Bates is eligible to participate in our employee stock option plan, life, health, accident, disability insurance plans, pension plans and retirement plans, in effect from time to time, to the extent and on such terms and conditions as we customarily make such plans available to our senior executives. In addition, he is entitled to three weeks of paid vacation per year.

The Bates Employment Agreement provides that it shall continue until terminated (i) upon the death of Mr. Bates; (ii) upon the delivery to Mr. Bates of written notice of termination by us if Mr. Bates suffers a physical or mental disability rendering, in the Board’s reasonable judgment, Mr. Bates unable to perform his duties and obligations under the Bates Employment Agreement for either 90 consecutive days or 190 days in any 12-month period; (iii) upon delivery to Mr. Bates of written notice of termination by us for Cause, as such term is defined in the Bates Employment Agreement; or (iv) upon delivery of written notice from Mr. Bates to us for Good Reason, as such term is defined in the Bates Employment Agreement. The Bates Employment Agreement also provided that until we have obtained $2,000,000 in gross proceeds from a financing or series of financings the Bates Employment Agreement may be terminated by either party on thirty (30) days’ notice, which financing was obtained and therefore the Bates Employment Agreement can no longer be terminated on thirty (30) days’ notice.

Mr. Bates is bound by certain confidentiality provisions pursuant to the Bates Employment Agreement.

If Mr. Bates’ employment is terminated for Good Reason, in addition to paying Mr. Bates all outstanding sums due and owing to him at the time of separation, we are also required to pay Mr. Bates an amount equal to six (6) months of his then-current Base Salary in the form of salary continuation (the “Severance Payments”), plus payment of the medical insurance premium for Mr. Bates and his family.

Notwithstanding the reason for Mr. Bates’ termination he is entitled to: (i) all benefits payable under the applicable benefit plans through the date of termination, (ii) any accrued but unused vacation earned by Mr. Bates through the date of termination; (iii) reimbursement for any business expenses incurred by Mr. Bates prior to the date of termination; and (iv) the prorated portion of any Revenue Bonus to which he is entitled.

The receipt of any termination benefits described above is subject to Mr. Bates’ execution of a release of claims in favor of us.

In the event of Mr. Bates’ termination due to death or disability, Mr. Bates or his estate shall be entitled to all severance benefits (including, without limitation, the Severance Payments) as well as retaining any options vested as of the date of termination.

Effective as of February 9, 2021, the Bates Employment Agreement was amended for purposes of extending the term to five years, expiring on May 27, 2025, and issuing Mr. Bates 2,000,000 shares of our Series C Preferred Stock.

Rachel Boulds

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, (“Boulds Consulting Agreement”) to serve as part-time Chief Financial Officer for compensation of $5,000 per month. On February 22, 2021, Ms. Boulds was granted 500,000 shares of Common Stock for her services. On December 14, 2022, Ms. Boulds was granted 2,000,000 shares of Common Stock for her services.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 15, 2024 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent of our Common Stock; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of Common Stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our Common Stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 2711 N. Sepulveda Blvd., Suite #1051, Manhattan Beach, California 90266.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Exchange Act.

	Shares Beneficially Owned(1)	Percentage Ownership
5% Beneficial Owners
Holder of Series B Preferred Stock(2)

Executive Officers and Directors
Daniel Bates(3)	53,125,000	7.6%
Rachel Boulds	6,625,000	1.0%
Dr. Michael Dorsey	6,625,000	1.0%
Gregory Boehmer	7,150,000	1.0%
Daniel Harris	7,368,757	1.1%
Bart Fisher	4,525,000	* %
All current directors and officers as a group (6 persons)	85,418,757	11.7%

*Less than 1%

(1)	Based on 695,701,083 shares of Common Stock outstanding as of April 15, 2024. Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2)	Previously included 20,000,000 shares of Common Stock issuable to Tucker upon conversion of the 2,000,000 issued and outstanding shares of Series B Preferred Stock, which shares automatically converted into 20,000,000 shares of Common Stock on January 1, 2023; however, the Company’s Transfer Agent was instructed to not issue the shares of Common Stock until the Tucker Litigation has been resolved. On April 15, 2024, the arbitrator ruled that such shares issuable to Tucker be cancelled as a result of the Tucker Agreement being deemed invalid and unenforceable. Accordingly, although the shares of Common Stock thereunder have not been formally issued as of April 15, 2024, the shares of Series B Preferred Stock are no longer outstanding.

(3)	Includes 20,000,000 shares of Common Stock to be issued upon conversion of the Series C Preferred Stock owned by Mr. Bates, which conversion automatically occurred on January 1, 2023, but has not been effectuated as of April 15, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as discussed below and the executive compensation arrangements described in the section titled “Executive Compensation,” since January 1, 2022, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at the year-end for the fiscal years ended December 31, 2023 and 2022, and in which any director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest (any such transaction, a “related party transaction”).

The Company issued to Mr. Bates three separate promissory notes, on: (1) August 1, 2022, for $1,000; (2) September 15, 2022, for $35,040; and (3) October 6, 2022, for $1,000. The notes bear interest at 8% and are due on demand. As of December 31, 2022, the Company repaid $20,000, for a balance due of principal and interest of $26,040 and $977. As of December 31, 2023, Mr. Bates loaned the Company an additional $5,000 and was repaid $31,040 and $1,870 of principal and interest, respectively. As of December 31, 2023, the balance due of principal and interest is $0 and $0.

Review, Approval and Ratification of Related Party Transactions

The Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). The Board currently plans to adopt a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held Common Stock that is listed on Nasdaq. We anticipate that under the new policy:

●	any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by the Audit Committee; and

●	any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of the Board or recommended by the compensation committee to the Board for its approval.

In connection with the review and approval or ratification of a related person transaction:

●	management must disclose to the committee or disinterested directors, as applicable, the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

●	management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction complies with the terms of our agreements governing our material outstanding indebtedness that limit or restrict our ability to enter into a related person transaction;

●	management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction will be required to be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with the Securities Act and the Exchange Act and related rules; and

●	management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act.

In addition, we anticipate the related person transaction policy will provide that the committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non-employee director, should consider whether such transaction would compromise the director’s status as an “independent,” “outside,” or “non-employee” director, as applicable, under the rules and regulations of the SEC, Nasdaq, and the Code of Ethics.

In addition, our Code Ethics, once adopted, will apply to all of our employees, officers and directors, will require that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Conflicts Related to Other Business Activities

The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our stockholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A stockholder may be able to institute legal action on our behalf or on behalf of that stockholder and all other similarly situated stockholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Item 14. Principal Accounting Fees and Services

Fruci & Associates II, PLLC, was the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022. As discussed in greater detail below, the following table shows the fees paid or accrued by us to Fruci & Associates II, PLLC during the fiscal years ended December 31, 2023 and 2022:

Type of Service	2023	2022
Audit Fees	$90,000	$30,280
Audit-Related Fees
Tax Fees
Other Fees
Total	$90,000	$30,280

“Audit Fees” relate to fees and expenses billed by Fruci & Associates II, PLLC for the annual audits, including the audit of our financial statements, review of our quarterly financial statements and for comfort letters and consents related to stock issuances.

“Audit-Related Fees” relate to fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

“Tax Fees” relate to fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

“All Other Fees” relate to fees for any services not included in the above-described categories.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, as currently in effect (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2024)
3.3	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
3.4	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
4.1	Form of 5% Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 23, 2023)
4.2	Form of Senior Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2023)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2023)
4.4	Form of Reg. D. Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
4.5	Form of Convertible Promissory Note dated July 31, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2023)
4.6	Form of April Note (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023)
4.7	Form of April Warrant (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023)
4.8	Form of February Note (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023)
4.9	Form of February Warrant (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023)
4.10	Promissory Note issued to Silverback on March 31, 2022
4.11	Warrant to Purchase up to 9,000,000 Shares of Common Stock issued to Silverback on March 31, 2022
4.12	Promissory Note issued to the October Purchaser on October 26, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023)
10.1	Exchange Agreement between Clean-Seas, Inc. and Byzen Digital Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.2†	Employment Agreement between Daniel Bates and Byzen Digital, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.3†	Employment Agreement between Christopher Percy and Byzen Digital, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.4†	Amendment to Employment Agreement between Daniel Bates and Byzen Digital, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.5	Consulting Agreement between Leonard Tucker LLC and Byzen Digital, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.6	Licensing Agreement with Kingsberry Fuel Cell Corporation, dated December 6, 2021 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.7	Form of Securities Purchase Agreement between Clean Vision Corporation and Coventry Enterprises, LLC dated December 9, 2022 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 23, 2023)
10.8	Form of Registration Rights Agreement between Clean Vision Corporation and Coventry Enterprises, LLC dated December 9, 2023 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 23, 2023)
10.9	Form of Securities Purchase Agreement dated February 17, 2023 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 3, 2023)
21.1*	List of Subsidiaries
23.1	Consent of Fruci & Associates II, PLLC
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN VISION CORPORATION

Date: April 16, 2024	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Bates	Chief Executive Officer, President and Director	April 16, 2024
Daniel Bates	(Principal Executive Officer)

/s/ Rachel Boulds	Chief Financial Officer	April 16, 2024
Rachel Boulds	(Principal Financial Officer)

/s/ Michael Dorsey	Director	April 16, 2024
Dr. Michael Dorsey

/s/ Gregory Michael Boehmer	Director	April 16, 2024
Gregory Michael Boehmer

/s/ Bart Fisher	Director	April 16, 2024
Bart Fisher

