Form 10-Q
period 2024-03-31
Clean Vision Corp
filed 2024-05-20
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 17, 2024, there were 696,136,185 shares of the issuer’s common stock issued and outstanding.

CLEAN VISION CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN VISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$266,227	$339,921
Prepaids and other assets	645,849	366,812
Accounts receivable	62,735	70,745
Loan receivable	70,000	70,000
Trading securities	5,073	5,069
Total Current Assets	1,049,884	852,547
Property and equipment	4,968,180	4,883,566
Goodwill	4,854,622	4,854,622
Total Assets	$10,872,686	$10,590,735
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$367,024	$353,159
Accounts payable	538,796	286,922
Accrued compensation	390,932	344,015
Accrued expenses	627,889	546,392
Convertible note payable, net of discount of $1,363,758 and $1,701,403, respectively	4,122,795	2,779,199
Derivative liability	—	598,306
Loans payable	813,974	780,656
Related party payables	706,642	549,946
Loans payables – related party	4,500,000	4,500,000
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	12,135,145	10,805,688
Economic incentive (Note 12)	1,750,000	1,750,000
Total Liabilities	13,885,145	12,555,688

Commitments and contingencies	—	—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding, respectively	1,800,000	1,800,000
Total mezzanine equity	1,800,000	1,800,000

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 695,701,083 and 682,463,425 shares issued and outstanding, respectively	695,702	682,464
Common stock to be issued	479,547	217,775
Additional paid-in capital	27,472,517	26,591,905
Accumulated other comprehensive loss	3	2,171
Accumulated deficit	(34,875,216)	(32,714,184)
Non-controlling interest	1,412,988	1,452,916
Total stockholders' deficit	(4,812,459)	(3,746,953)
Total liabilities and stockholders' deficit	$10,872,686	$10,590,735

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

  CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$49,692	$—
Cost of revenue	2,985	—
Gross margin	$52,677	$—
Operating Expenses:
Consulting	$384,232	$543,725
Advertising and promotion	30,672	—
Development expense	28,515	—
Professional fees	401,905	415,746
Payroll expense	301,546	174,124
Director fees	14,000	74,500
General and administration expenses	328,540	249,947
Total operating expense	1,489,410	1,458,042
Loss from Operations	(1,436,733)	(1,458,042)
Other income (expense):
Interest expense	(1,482,798)	(427,656)
Change in fair value of derivative	598,306	1,680,685
Loss on debt issuance	(75,690)	(2,495,989)
Gain on extinguishment of debt	196,430	—
Other expense, net	(475)	—
Total other expense	(764,227)	(1,242,960)
Net loss before provision for income tax	(2,200,960)	(2,701,002)
Provision for income tax expense	—	—
Net loss	$(2,200,960)	$(2,701,002)
Net loss attributed to non-controlling interest	39,928	—
Net loss attributed to Clean Vision Corporation	(2,161,032)	(2,701,002)
Other comprehensive income:
Foreign currency translation adjustment	(2,168)	(1,541)
Comprehensive loss	$(2,163,200)	$(2,702,543)
Loss per share - basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding - basic and diluted	690,746,468	431,421,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2023	—	$—	2,000,000	$2,000	682,463,425	$682,464	$26,591,905	$217,775	$2,171	$1,452,916	$(32,714,184)	$(3,764,953)
Stock issued for services	—	—	—	—	455,840	456	15,544	261,772	—	—	—	277,772
Stock issued for debt commitments					5,600,000	5,600	196,560					202,160
Stock issued for cash	—	—	—	—	5,000,000	5,000	95,000	—	—	—	—	100,000
Stock issued for warrant exercise	—	—	—	—	2,181,818	2,182	(2,182)	—	—	—	—	—
Debt issuance cost – warrants issued	—	—	—	—	—	—	575,690	—	—	—	—	575,690
Net loss	—	—	—	—	—	—	—	—	(2,168)	(39,928)	(2,161,032)	(2,203,128)
Balance, March 31, 2024	—	$—	2,000,000	$2,000	695,701,083	$695,702	$27,472,517	$479,547	$3	$1,412,988	$(34,875,216)	$(4,812,459)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock to be	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Deficit	Deficit
Balance, December 31, 2022	—	$—	2,000,000	$2,000	402,196,273	$402,197	$15,203,394	$76,911	$16,670	$(19,078,809)	$(3,377,637)
Stock dividend	—	—	—	—	21,816,590	21,817	1,461,711	—	—	(1,483,528)	—
Stock issued for services – related party	—	—	—	—	500,000	500	60,500	—	—	—	61,000
Stock issued for services	—	—	—	—	4,950,000	4,950	350,425	39,334	—	—	394,709
Stock issued for cash	—	—	—	—	16,750,000	16,750	318,250	—	—	—	335,000
Stock issued for debt conversion	—	—	—	—	19,286,137	19,286	366,437	—	—	—	385,723
Debt issuance cost – warrants issued	—	—	—	—	—	—	1,321,698	—	—	—	1,321,698
Shares cancelled	—	—	—	—	(3,000,000)	3,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,541)	(2,701,002)	(2,702,543)
Balance, March 31, 2023	—	$—	2,000,000	$2,000	462,499,000	$462,500	$19,085,415	$116,245	$15,129	$(23,263,339)	$(3,582,050)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

  CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,200,960)	$(2,701,002)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for debt commitments	202,160	—
Stock issued for services	277,772	394,709
Stock issued for services – related party	—	61,000
Debt discount amortization	1,125,646	409,442
Loss on issuance of debt	75,690	2,495,989
Change in fair value of derivative	(598,306)	(1,680,685)
Gain on extinguishment of debt	(196,430)	—
Depreciation expense	57,581	—
Changes in operating assets and liabilities:
Prepaid	(279,041)	(93,963)
Accounts receivable	8,010	—
Accounts payable	251,874	(45,125)
Accruals	95,362	32,946
Related-party payables - short-term	156,696	—
Accrued compensation	46,917	(16,287)
Net cash used by operating activities	(977,029)	(1,142,976)

Cash Flows from Investing Activities:
Prepaid for acquisition	—	(1,000,000)
Purchase of property and equipment	(142,195)	—
Net cash used by investing activities	(142,195)	(1,000,000)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	1,176,500	2,120,500
Payments-convertible notes payable	(314,285)	—
Proceeds from the sale of common stock	100,000	335,000
Proceeds from notes payable - related party	—	5,000
Repayment of related party loans	—	(10,000)
Proceeds from notes payable	83,318	42,500
Payments - notes payable	—	(8,298)
Net cash provided by financing activities	1,045,533	2,484,702

Net change in cash	(73,691)	341,726
Effects of currency translation	(3)	(1,541)
Cash at beginning of period	339,921	10,777
Cash at end of period	$266,227	350,962

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$—	$385,723
Warrants issued with notes payable	$575,690	—

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

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

All operations are currently being conducted through Clean-Seas, a wholly-owned subsidiary. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 23, 2023, Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in Ecosynergie, which changed its name to Clean-Seas Morocco, LLC on such date. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 TPD of waste plastic through pyrolysis.

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

Clean-Seas India Private Limited was incorporated on November 17, 2021, as a wholly owned subsidiary of Clean-Seas.

Clean-Seas, Abu Dhabi PVT. LTD was incorporated in Abu Dhabi on December 9, 2021, as a wholly owned subsidiary of the Company. On January 19, 2022, the Company changed the name of its wholly owned subsidiary, Clean-Seas, Abu Dhabi PVT. LTD, to Clean-Seas Group. As of July 4, 2022, the Clean-Seas Group had ceased operations.

Endless Energy, Inc. (“Endless Energy”) was incorporated in Nevada on December 10, 2021, as a wholly owned subsidiary of the Company. EndlessEnergy was incorporated for the purpose of investing in wind and solar energy projects but does not currently have any operations.

EcoCell, Inc. ("EcoCell”) was incorporated on March 4, 2022, as a wholly owned subsidiary of the Company. EcoCell does not currently have any operations, but we intend to use EcoCell for the purpose of licensing fuel cell patented technology.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2024 and not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2023.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).  As of March 31, 2024, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended March 31, 2024 and December 31, 2023.

Principles of Consolidation

The accompanying unaudited consolidated financial statements for the period ended March 31, 2024, include the accounts of the Company and its wholly owned subsidiaries, Clean-Seas, Inc., Clean-Seas India Private Limited, Clean-Seas Group, Endless Energy, Inc., EcoCell, Inc., Clean-Seas Arizona, Inc., Clean-Seas West Virginia, and our 51% owned subsidiary, Clean-Seas Morocco, LLC. As of March 31, 2024, there was no activity in Clean-Seas Group, Endless Energy or Clean-Seas Arizona. All intercompany transactions are eliminated in consolidation.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2024, there are warrants to purchase up to 296,128,059 shares of common stock and approximately 131,000,000 dilutive shares of common stock from a convertible notes payable. As of March 31, 2023, there are warrants to purchase up to 55,214,850 shares of common stock and approximately 45,539,000 dilutive shares of common stock from a convertible note payable. As of March 31, 2024 and 2023, there are 20,000,000 and 20,000,000 potentially dilutive shares of common stock, respectively, if the Series C preferred stock were to be converted. There are 2,000,000 shares of Series B preferred stock outstanding. The Series B Preferred Stock can automatically be converted on January 1, 2023, into shares of common stock at the rate of 10 shares of Common Stock for each share of Preferred Stock. As of March 31, 2024 and 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

March 31, 2024

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$—
Total	$—	$—	$—

December 31, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$598,306
Total	$—	$—	$598,306

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

For the period ended March 31, 2024, our operations in Morocco had generated approximately $50,000 in revenue. During the period, 93% of revenue was from one party. As of March 31, 2024, we did not generate revenue from any other sources.

Trade Accounts Receivable

Trade accounts receivable are amounts due from customers under normal trade terms. After assessing the creditworthiness of our customers and considering our historical experience, anticipated future operations, and prevailing economic conditions, we have determined that the application of the current expected credit loss (CECL) methodology would be immaterial to our financial statements. Consequently, no allowance for credit losses has been recorded as of the year-end. The absence of a recorded allowance for credit losses reflects our judgment that potential credit losses on outstanding receivables are negligible. As of March 31, 2024, approximately 87% of accounts receivable are due from one customer.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $34,875,216 at March 31, 2024, and had a net loss of $2,200,960 for the three months ended March 31, 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Pursuant to the Morocco Purchase Agreement, Clean-Seas paid an aggregate purchase price of $6,500,000 for the Morocco Acquisition, of which (i) $2,000,000 was paid on the Morocco Closing Date and (ii) the remaining $4,500,000 is to be paid to Ecosynergie Group over a period of ten (10) months from the Morocco Closing Date. Additionally, Clean-Seas committed to invest up to $50,000,000 in Clean-Seas Morocco over a period of ten (10) months from the Morocco Closing Date (the “Clean-Seas Morocco Investment”). The Clean-Seas Morocco Investment is currently contemplated to be funded in tranches based on a to be agreed to schedule tied to milestones related to the technology being deployed by Clean-Seas Morocco. The parties intend to complete the funding schedule applicable to the Clean-Seas Morocco investment in the first quarter 2025. To date, none of the Clean-Seas Morocco Investment has been funded.

The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed, and non-controlling interest was allocated to goodwill. The provisional estimated fair value of the noncontrolling interest was based the minority interest (49%) in net assets as of the acquisition date. The goodwill of $4,854,622 represents expected synergies from the combined operations.

The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed, and non-controlling interest was allocated to goodwill. The provisional estimated fair value of the noncontrolling interest was based the minority interest (49%) in net assets as of the acquisition date. The goodwill of $4,584,622 represents expected synergies from the combined operations.

NOTE 5 — PROPERTY & EQUIPMENT

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2024	December 31, 2023
Pyrolysis unit	$185,700	$185,700
Equipment	537,095	436,532
Buildings and fixtures	535,122	493,411
Land	3,867,095	3,867,095
Office furniture	1,497	989
Less: accumulated depreciation	(158,329)	(100,161)
Property and equipment, net	$4,968,180	$4,883,566

Depreciation expense

For the three months ended March 31, 2024 and 2023, depreciation expense was $57,581 and $0, respectively.

NOTE 6 — LOANS PAYABLE

Effective January 1, 2024, the Company acquired a financing loan for its Director and Officer Insurance for $40,800. The loan bears interest at 8.75%, requires monthly payments of $424,541 and is due within one year. As of March 31, 2024, the balance due is $36,795.

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

NOTE 7 — CONVERTIBLE NOTES PAYABLE

February Convertible Notes - Walleye Opportunities Master Fund Ltd

On February 21, 2023, the Company entered into a securities purchase agreement (the “February Purchase Agreement”) with certain institutional buyers. Pursuant to the February Purchase Agreement, the Company issued senior convertible notes in the aggregate principal amount of $4,000,000, which notes shall be convertible into shares of common stock at the lower of (a) 120% of the closing price of the common stock on the day prior to closing, or (b) a 10% discount to the lowest daily volume weighted average price (“VWAP”) reported by Bloomberg of the common stock during the 10 trading days prior to the conversion date  .

On February 21, 2023 , the initial investor under the February Purchase Agreement purchased a senior convertible promissory note (the “February Note”) in the original principal amount of $2,500,000 and a warrant to purchase 29,434,850 shares of the Company’s common stock. The maturity date of the February Note is February 21, 2024 (the “Maturity Date”)  . The February Note bears interest at a rate of 5% per annum. The February Note carries an original issue discount of 2%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the February Note. The Company also issued a warrant to the initial investor that is exercisable for shares of the Company’s common stock at a price of $0.0389 per share and expires five years from the date of issuance.

The terms of the February convertible note were amended pursuant to the March 2024 note (discussed below). The amendment changes the conversion price to $0.03 and extends the maturity date to December 1, 2024.

April Convertible Note - Walleye Opportunities Master Fund Ltd

Pursuant to the February Purchase Agreement, on April 10, 2023, an investor purchased a senior convertible promissory note (the “April Note”) in the original principal amount of $1,500,000 and the Company issued warrants for the purchase of up to 17,660,911 shares of the Company’s common stock to the investor. The April Note bears interest at a rate of 5% per annum. The April Note carries an original issue discount of 2%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the April Note . The April Note is convertible into shares of common stock at $0.03 per share.

May Convertible Notes - Walleye Opportunities Master Fund Ltd

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

The May Note matures 12 months after issuance and bear interest at a rate of 5% per annum, as may be adjusted from time to time in accordance with Section 2 of the May Note. The May Note has  an original issue discount of 30%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the May Note. The May Note is convertible into shares of common stock at $0.0389 per share.

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

August 2023 Note - Coventry Enterprises, LLC

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

The August Note matures on July 31, 2024 and bears interest at a rate of 10% per annum (the “Guaranteed Interest”), carries an original issue discount of 15% and has a default conversion price of 90% per share of the lowest VWAP during the 20 trading day period before the conversion. The August Note requires monthly payments of $78,571.42, beginning December 31, 2023. The Company may prepay any portion of the outstanding principal amount and the guaranteed interest at any time and from time to time, without penalty or premium, provided that any such prepayment will be applied first to any unpaid collection costs, then to any unpaid fees, then to any unpaid Default Rate interest (as defined in the August Note), and any remaining amount shall be applied first to any unpaid guaranteed interest, and then to any unpaid principal amount.

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

October 2023 Note - GS Capital Partners

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

ClearThink Financing

On February 12, 2024, the Company and ClearThink Capital LLC (“ClearThink”) entered into a (i) Securities Purchase Agreement (the “SPA”) and (ii) STRATA Purchase Agreement (the “STRATA Agreement” and together with the SPA, collectively, the “ClearThink Agreements”).

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

The ClearThink Note contains a principal amount of $220,000 (the “Principal”) with guaranteed interest (the “Interest”) at a rate of twelve percent (12%) per calendar year from the date of issuance. All Principal and Interest, along with any and all other amounts, shall be due and owing on November 12, 2024 (the “Maturity Date”), with a lump-sum interest payment equal to $26,400 payable on the SPA Closing Date, which is added to the principal balance and payable by the Company on the Maturity Date or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the Principal is outstanding. Unless the Investor elects to convert the Note into shares of Common Stock, Principal payments shall be made in four installments, each in the amount of $50,000 commencing on the one hundred eightieth (180th) day anniversary following the SPA Closing Date and continuing thereafter each thirty (30) days for four (4) months thereafter. The ClearThink Note may be prepaid in whole or in part as set forth therein and any amount of Principal or Interest on the ClearThink Note which is not paid when due shall bear interest at the rate of the lesser of (i) twenty four percent (24%) per annum (which shall be guaranteed and applied to the balance due under the ClearThink Note upon an Event of Default (as defined in the ClearThink Note)) and (ii) the maximum amount permitted under law from the due date thereof until the same is paid.

Trillium Financing

On February 15, 2024, the Company entered into a Securities Purchase Agreement (the “Trillium Agreement”) with Trillium Partners L.P. (“Trillium”), whereby the Company issued and sold to Trillium (i) a promissory note (the “Trillium Note”) in the aggregate principal amount of $580,000 (which includes $87,500 of Original Issue Discount) (the “Trillium Principal”), convertible into Common Stock, upon default, upon the terms and subject to the limitations and conditions set forth in such Trillium Note, and (ii) 4,000,000 restricted shares of Common Stock (the “Commitment Shares”).

Although the Trillium Agreement was dated and signed on February 15, 2024, it did not become effective until the conditions set forth in Section 6 and Section 7 of the Trillium Agreement were satisfied, which occurred on February 22, 2024 (the “Trillium Closing Date”).

The maturity date of the Trillium Note is January 15, 2025 (the “Trillium Maturity Date”) and a one-time interest charge of ten percent (10%) or $58,000 (the “Trillium Interest Rate”) shall be applied to the Trillium Principal on the date of issuance. The Company has the right to prepay the Trillium Note in full at any time with no prepayment penalty. Accrued, unpaid Trillium Interest and outstanding Trillium Principal, subject to adjustment, shall be paid in seven payments, each in the amount of $91,142.86 (a total payback to the Holder of $638,000).

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

Pursuant to the Trillium Note, beginning on the fifth month anniversary of the Issuance Date, and for the next six months after, the Company will make a total of seven (7) equal monthly payments of $91,142.85. In the event that the Company defaults and misses a payment, then the Investor will be able to do a “default conversion. The conversion price (the “Trillium Conversion Price”) is equal to the lower of: (i) the Fixed Conversion Price of $0.03; (ii) the Variable Conversion Price (70% of the lowest trade for the twenty days prior to conversion); and (iii) the Alternative Conversion Price (lowest price os any common stock during the period thirty days prior to a default).   The Company agreed to initially reserve from its authorized and unissued Common Stock, 72,000,000 shares of Common Stock (the “Reserve Amount”), which Reserve Amount shall be increased from time to time in accordance with the terms of the Trillium Note.

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

March 2024 Financing Walleye Opportunities Master Fund Ltd.

On February 17, 2023, the Company entered into a Securities Purchase Agreement (the “Prior Agreement”) with Walleye Opportunities Master Fund Ltd. (the “March Investor”) for the sale of up to $4,000,000 in aggregate principal amount of senior convertible promissory notes and warrants to acquire shares Common Stock. The initial closing under the Prior Agreement occurred on February 21, 2023, when the Company issued to the March Investor (i) a senior convertible promissory note in the principal amount of $2,500,000 (the “Existing Note”) and (ii) warrants to purchase up to 29,434,850 shares of Common Stock (the “Existing Warrant”).

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

The Company shall have the right to redeem all, but not less than all, of the amount then outstanding under the March 2024 Note at any time. Any redemption shall be made by the Company in cash at a price equal to the greater of (i) 120% of the Conversion Amount (as defined in the March 2024 Note), and (ii) the product of (1) the Conversion Rate (as defined in the March 2024 Note) with respect to the Conversion Amount being redeemed multiplied by (2) the greatest closing sale price of the Common Stock on any trading day immediately preceding the date such redemption payment is made  . Upon the occurrence of an Event of Default under the March 2024 Note, the Investor may require the Company to redeem all or any portion of the March 2024 Note, regardless of whether such Event of Default has been cured.

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

Amended and Restated Warrant

In connection with the Purchase Agreement, the Company and March Investor agreed to amend and restate the Existing Warrant as set forth in that certain Amended and Restated Warrant to Purchase Common Stock dated March 25, 2024 (the “A&R Warrant). The A&R Warrant is exercisable for the purchase of up to 22,222,220 shares of Common Stock at an exercise price of $0.03 per share, subject to customary adjustments, and (ii) expires five years from the Issue Date .

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

The Company deducts the total value of all discounts (OID, value of warrants, discount for derivative) from the calculated derivative liability with any difference accounted for as a loss on debt issuance. For the three months  ended March 31, 2024, the Company recognized a total loss of the issuance of convertible debt of $75,690.

The following table summarizes the convertible notes outstanding as of March 31, 2024:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2023	Additions	Repayments	Balance March 31, 2024
Walleye Opportunities Fund	2/21/2023	12/1/2024	5%	436,316	—	—	436,316
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	1,500,000	—	—	1,500,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	1,714,286	—	—	1,714,286
Coventry Enterprises, LLC	7/31/2023	7/31/2024	10%	500,000	—	(460,715) (1)	39,285
GS Capital Partners	10/26/2023	7/26/2024	12%	330,000	—	—	330,000
Clearthink Capital Partners	2/12/2024	11/12/2024	12%	—	220,000	—	220,000
Trillium Partners LP	2/22/2024	1/15/2025	10%	—	580,000	—	580,000
Walleye Opportunities Fund	3/25/2024	12/1/2024	5%	—	666,666	—	666,666
Total				$4,480,602	$1,466,666	$(460,715)	$5,486,553
Less debt discount				$(1,701,403)			(1,363,758)
Convertible notes payable, net				$2,779,199			$4,122,795

(1)	$314,284 was repaid in cash, $146,430 was forgiven along with $50,000 of accrued interest.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	$598,306
Increase to derivative due to new issuances	—
Decrease to derivative due to mark to market	—
Decrease to derivative due to modification of conversion terms	(598,306)
Balance at March 31, 2024	$—

NOTE 8 — RELATED PARTY TRANSACTIONS

Daniel Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Daniel Bates, CEO. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.

As of March 31, 2024 and 2023, the Company owed Mr. Bates $189,000 and $189,000, respectively, for accrued compensation.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month, which increased to $7,500 in June 2023.

Daniel Harris, Chief Revenue Officer

As of March 31, 2024 and 2023, the Company owed Mr. Harris, $17,500 and $17,500, respectively, for accrued compensation.

Erfran Ibrahim, former CTO

As of March 31, 2024 and 2023, the Company owed Mr. Ibrahim, $60,000 and $60,000, respectively, for accrued compensation.

Michael Dorsey, Director

During the three months ended March 31, 2024 and 2023, the Company paid Mr. Dorsey, $4,500 and $4,500, respectively, for director fees.

Greg Boehmer, Director

During the three months ended March 31, 2024 and 2023, the Company paid Mr. Boehmer, $4,500 and $4,500, respectively, for director fees. In addition, the Company owes Mr. Boehmer $3,000 and $0, for consulting services as of March 31, 2024 and December 31, 2023.

Bart Fisher, Director

During the three months ended March 31, 2024 and 2023, the Company paid Mr. Fisher, $4,500 and $4,500, respectively, for director fees.

Green Invest Solutions Ltd.

During September 2023, a $70,000 note was issued to Green Invest Solutions Ltd. which is managed by the same individuals as Clean-Seas Morocco. The loan is considered to be short-term and is not accruing interest.

Management of Clean-Seas Morocco

On occasion, management of Clean-Seas Morocco provides funds to the company for general operations. As of March 31, 2024 and December 31, 2024, $706,642 and $549,946 was due to management, respectively. There are no agreements and no interest rates applied.

Note Payable

Pursuant to the Morocco Purchase Agreement, Clean-Seas paid an aggregate purchase price of $6,500,000 for the Morocco Acquisition, of which (i) $2,000,000 was paid on the Morocco Closing Date and (ii) the remaining $4,500,000 is to be paid to Ecosynergie Group over a period of ten (10) months from the Morocco Closing Date . To date no additional payments have been made.

NOTE 9 — COMMON STOCK

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

On February 9, 2024, the Company granted 455,840 shares of common stock for services. The shares were valued at $0.0351, the closing stock price on the date of grant, for total non-cash compensation expense of $16,000.

On February 22, 2024, the Company granted 3,600,000 shares of common stock for services. The shares were valued at $0.0248, the closing stock price on the date of grant, for total non-cash compensation expense of $89,280. The expense is being recognized over the term of the agreement. As of March 31, 2024, the shares have not  yet been issued by the transfer agent and are disclosed of common stock to be issued.

On February 23, 2024, the Company granted 5,000,000 shares of common stock for services. The shares were valued at $0.0351, the closing stock price on the date of grant, for total non-cash compensation expense of $171,500. The expense is being recognized over the term of the agreement. As of March 31, 2024, the shares have not  yet been issued by the transfer agent and are disclosed of common stock to be issued.

On February 9, 2024, the Company issued 1,600,000 shares of common stock to ClearThink, pursuant to the terms of a Securities Purchase Agreement (Note 7).

On February 15, 2024, the Company issued 4,000,000 shares of common stock to Trillium Partners, pursuant to the terms of a Securities Purchase Agreement (Note 7).

On March 22, 2024, the Company granted 40,000 shares of common stock for services. The shares were valued at $0.0248, the closing stock price on the date of grant, for total non-cash compensation expense of $992. As of March 31, 2024, the shares have note yet been issued by the transfer agent and are disclosed of common stock to be issued.

Refer to Note 8 for shares issued to related parties.

NOTE 10 — PREFERRED STOCK

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

On December 17, 2020, the Company entered into a three-year consulting agreement with Leonard Tucker LLC (“Tucker”). Per the terms of the agreement, Tucker received 2,000,000 shares of Series B Preferred Stock for services provided, which shares of Series B Preferred Stock are to be classified as mezzanine equity until they are fully issued. As a result of the arbitrator’s April decision regarding the Company’s litigation with Tucker, April 15, 2024, Tucker does not hold any shares of Series B Preferred Stock. See Note 12 – Commitments and Contingencies (Legal Proceedings) below.

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

NOTE 11 — WARRANTS

On March 25, 2024, the Company entered into that certain Securities Purchase Agreement with Walleye pursuant to which the Company warrants to purchase 181,365,075 shares of the Company’s common stock. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.03 per share and expire five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $575,690 which has been accounted for in additional paid in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	9,040,000	$0.02	2.25
Issued	107,904,802	$0.04	4.46
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	116,944,802	$0.037	4.25	$345,500
Issued	181,365,075	$0.03	5
Cancelled	—	$—	—
Exercised	(2,181,818)	$—	—
Outstanding, March 31, 2024	296,128,059	$0.033	4.73	$—

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

On January 30, 2023, Leonard Tucker, LLC (“Tucker”), one of the holders of the Company’s Series B Convertible Non-Voting Preferred Stock (the “Series B Preferred Stock”) filed an action against the Company (the “Tucker Litigation”) in the Second Judicial District Court of the State of Nevada (Case No. CV23-00188) alleging breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, specific performance and declaratory relief (the “Tucker Complaint”). The Tucker Litigation arose from the 3-year Consulting Agreement the Company entered into with Tucker on December 17, 2020 (the “Tucker Agreement”), whereby Tucker agreed to perform certain strategic and business development services to the Company in exchange for 2,000,000 shares of Series B Preferred Stock and a consulting fee of $20,000 per month. The 2,000,000 shares of Series B Preferred Stock automatically converted into 20,000,000 shares of the Company’s common stock (the “Common Stock”) on January 1, 2023.

The Company’s Transfer Agent was instructed to not issue the shares of Common Stock because of the ongoing dispute between the Company and Tucker regarding Tucker’s ability to perform under the Tucker Agreement due to, among other things, the action filed by the SEC against Profile Solutions, Inc., Dan Oran and Tucker on September 9, 2022 in the United States District Court Southern District of Florida (Case No. 1:22-cv-22881) alleging, among other things, that Tucker violated Section 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”) and aided and abetted violations of Section 10(b) and Rule 10-b5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Tucker is seeking, among other things, that the Company issue the shares of Common Stock issuable upon conversion of the Series B Preferred Stock pursuant to the Tucker Agreement. The Company is contesting all of the allegations set forth in the Tucker Complaint. On February 24, 2023, the Company removed the Tucker Litigation to the United States District of Nevada (Case No. 2:23-cv-00296).

On February 27, 2023, the Company filed counterclaims against Tucker and its principal, Leonard Tucker (the “Company Complaint”), wherein the Company sought a judgment against Tucker declaring the Tucker Agreement unenforceable and invalid, as well as damages related to its claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of duty against both Tucker and its principal. On March 10, 2023, the parties subsequently stipulated to stay the Tucker Litigation to attend binding arbitration. On January 31, 2024, the arbitrator entered an interim award in favor of the Company related to a discovery dispute in the arbitration for the sum of $19,625.00.

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

As a result of the arbitrator’s decision with respect to remedies, the Company paid Tucker the amount of $375, calculated as $20,000 fee owed to Tucker, minus the $19,625 awarded to the Company.

NOTE 13 — DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the liabilities of the discontinued operations in the consolidated balance sheets. The liabilities have been reflected as discontinued operations in the consolidated balance sheets as of March 31, 2024 and December 31, 2023, and consist of the following:

  Disposal Groups, Including Discontinued Operations

	March 31, 2024	December 31, 2023
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations that required recognition or disclosure in these financial statements.

Subsequent to March 31, 2024, the Company’s transfer agent issued 435,102 shares of common stock. The shares were granted and expenses in the prior year.

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

All operations are currently being conducted through Clean-Seas. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 23, 2023, Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in Ecosynergie, which changed its name to Clean-Seas Morocco, LLC on such date. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 TPD of waste plastic through pyrolysis

Employees

As of March 31, 2024, we employed thirty-eight 38 individuals, of which none are part time. Seven (7) of our employees reside in India and eighteen (18) of our employees reside in Morocco.

Available Information

All reports of the Company filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Our principal executive offices are located at 2711 N. Sepulveda Blvd., Suite #1051, Manhattan Beach, CA 90266. Our telephone number is (424) 835-1845.

Our common stock is quoted on the OTCQB maintained by OTC Markets, Inc. under the symbol “CLNV”.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of the Company and its subsidiaries for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2024

Revenue

For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $49,692 and $0, respectively from our subsidiary Clean-Seas Morocco. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco. The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Consulting Expense

For the three months ended March 31, 2024 and 2023, we had consulting expenses of $384,232 and $543,725, respectively, a decrease of $159,493 or 29.3%. The decrease is mainly due to a decrease in stock compensation expense. In the current year we issued stock for services for non-cash compensation expense of approximately $74,000 compared to approximately $388,000 of stock compensation expense for preferred shares in the prior period.

Professional Fees

For the three months ended March 31, 2024 and 2023, we incurred professional fees of $401,905 and $415,746, respectively, a decrease of $13,841 or 3.3%. Our professional fees consist primarily of legal and audit fees.

Payroll Expense

For the three months ended March 31, 2024 and 2023, we had payroll expenses of $301,546 and $174,124, respectively, an increase of $127,422 or 73.2%. Payroll has increased due to both new hires and to salary increases for some of our employees. In addition, we had $44,128 of payroll expense from Clean Seas Morocco.

Director Fees

For the three months ended March 31, 2024 and 2023, we had director fees of $14,000 and $74,500, respectively, a decrease of $60,500 or 81.2%. Our directors are compensated $4,500 per quarter. In the prior period we issued shares of common stock for non-cash expense of $61,000.

General and Administrative expense

For the three months ended March 31, 2024 and 2023, we had G&A expenses of $328,540 and $249,947, respectively, an increase of $78,593 or 31.4%. In the current period we had G&A expense from Clean Seas Morocco and West Virgina of $38,863 and $13,323, respectively.

Other Income and Expense

For the three months ended March 31, 2024 and 2023, we had total other expense of $764,227 and $1,242,960, respectively In the current period we recognized $1,482,798 of interest expense, of which $1,329,971 was amortization of debt discount, a loss on debt issuance of $75,690, a gain in the change in fair value of derivative of $598,306, a gain on the extinguishment of debt of $196,430 and other expense of $475. In the prior period we recognized $427,656 of interest expense, of which $409,442 was amortization of debt discount and a loss on debt issuance of $2,495,989. This was offset with a gain of $1,680,685 for change in fair value of derivative.

Net Loss

Net loss for the three months ended March 31, 2024 and 2023, was $2,161,032 (after deducting $39,928 for the non-controlling interest) and $2,701,002, respectively.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the three months ended March 31, 2024 and 2023, we used $990,894 and $1,142,976 of cash used in operating activities. During the current period, we incurred a net loss of $2,200,960, adjusted by $944,113 for non-cash items and $265,953 in adjustments for changes in assets and liabilities. In the prior period we used $1,142,976 of cash in operating activities, which included $1680,455 for non-cash items and $122,429 for operating activities.

Cash Flow from Investing Activities

During the three months ended March 31, 2024, we used $142,195 for the purchase of property and equipment. During the three months ended March 31, 2023, we used $1,000,000 for prepayment for the acquisition of Morocco-based Ecosynergie Group.

Cash Flow from Financing Activities

During the three months ended March 31, 2024, we had net cash received of $1,059,398. We received $1,176,500 of proceeds from convertible notes, $100,000 proceeds from the sale of Common Stock, $83,318 from other notes payable. Cash received was offset by repayment of $314,285 of a convertible note payable and a cash overdraft of $13,865. In the prior period we received $2,120,500 from a convertible note payable, $42,500 from a note payable, $5,000 from our CEO, and $335,000 from the sale of common stock. We repaid $10,000 of the loan owed to our CEO and $8,298 on other notes payable.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended March 31, 2024, the Company had a working capital deficit of $11,085,261, an accumulated deficit of $34,875,216 and net loss of $2,161,032. The Company has not yet established a source of revenue sufficient to cover its operating and has incurred net losses since inception. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown.

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

Capital Raising Transactions

Proceeds from Notes Payable

We generated net proceeds of $1,176,500 from the issuance of convertible notes during the three months ended March 31, 2024.

Other outstanding obligations at March 31, 2024

Convertible Notes Payable

The Company had convertible promissory notes aggregating $5,486,553 outstanding at March 31, 2024. The accrued interest amounted to approximately $334,000 as of March 31, 2024. The convertible notes payable bear interest at rates ranging between 5% and 12% per annum. At March 31, 2024, none of the convertible promissory notes have matured and are in default.

Critical Accounting Policies

See the Company’s discussion under Note 2 - Summary of Significant Accounting Policies in its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Presently, except as descried below, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

On January 30, 2023, Leonard Tucker, LLC (“Tucker”), one of the holders of the Company’s Series B Convertible Non-Voting Preferred Stock (the “Series B Preferred Stock”) filed an action against the Company (the “Tucker Litigation”) in the Second Judicial District Court of the State of Nevada (Case No. CV23-00188) alleging breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, specific performance and declaratory relief (the “Tucker Complaint”). The Tucker Litigation arose from the 3-year Consulting Agreement the Company entered into with Tucker on December 17, 2020 (the “Tucker Agreement”), whereby Tucker agreed to perform certain strategic and business development services to the Company in exchange for 2,000,000 shares of Series B Preferred Stock and a consulting fee of $20,000 per month. The 2,000,000 shares of Series B Preferred Stock automatically converted into 20,000,000 shares of the Company’s common stock (the “Common Stock”) on January 31, 2023.

The Company’s Transfer Agent was instructed to not issue the shares of Common Stock because of the ongoing dispute between the Company and Tucker regarding Tucker’s ability to perform under the Tucker Agreement due to, among other things, the action filed by the SEC against Profile Solutions, Inc., Dan Oran and Tucker on September 9, 2022 in the United States District Court Southern District of Florida (Case No. 1:22-cv-22881) alleging, among other things, that Tucker violated Section 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”) and aided and abetted violations of Section 10(b) and Rule 10-b5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Tucker is seeking, among other things, that the Company issue the shares of Common Stock issuable upon conversion of the Series B Preferred Stock pursuant to the Tucker Agreement. The Company is contesting all of the allegations set forth in the Tucker Complaint. On February 24, 2023, the Company removed the Tucker Litigation to the United States District of Nevada (Case No. 2:23-cv-00296).

On February 27, 2023, the Company filed counterclaims against Tucker and its principal, Leonard Tucker (the “Company Complaint”), wherein the Company sought a judgment against Tucker declaring the Tucker Agreement unenforceable and invalid, as well as damages related to its claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and breach of duty against both Tucker and its principal. On March 10, 2023, the parties subsequently stipulated to stay the Tucker Litigation to attend binding arbitration. On January 31, 2024, the arbitrator entered an interim award in favor of the Company related to a discovery dispute in the arbitration for the sum of $19,625.

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

As a result of the arbitrator’s decision with respect to remedies, on January 1, 2024 the Company paid Tucker the amount of $375, calculated as $20,000 fee owed to Tucker, minus the $19,625 awarded to the Company.

 ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2024, the Company did not issue any shares not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws effective March 4, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2024)
4.1	Convertible Amortization Note Issued on February 12, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
4.2	Promissory Note dated February 15, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024)
4.3	Senior Convertible Note dated March 25, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.4	Warrant to Purchase Common Stock dated March 25, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.5	Amended and Restated Senior Convertible Note dated March 25, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.6	Amended and Restated Warrant to Purchase Common Stock dated March 25, 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
10.1	Securities Purchase Agreement by and between the Company and Fred Sexton effective January 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
10.2	Securities Purchase Agreement by and between the Company and Clearthink Capital Partners, LLC dated February 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
10.3	STRATA Purchase Agreement by and between the Company and Clearthink Capital Partners, LLC dated February 12, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
10.4	Securities Purchase Agreement by and between the Company and Trillium Partners L. dated February 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024)
10.5	Securities Purchase Agreement dated March 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
10.6	Registration Rights Agreement dated March 25, 2024 ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2024	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)