Form 10-K/A
period 2023-12-31
Clean Vision Corp
filed 2024-08-19
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of Clean Vision Corporation held by non-affiliates was approximately $18,290,000 million based upon the closing price per share of $0.0395 on June 30, 2023.

The number of shares of the registrant’s common stock outstanding as of August 16, 2024 was 737,297,989 shares.

Explanatory Note:

On July 20, 2024, the Clean Vision Corporation (the “Company” or “Clean Vision”) received a written notification from its independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), advising the Company that, through no fault of the Company and solely due to Fruci’s failure to follow sufficient audit procedures, the financial statements (the “2023 Financials”) and accompanying audit opinion issued by Fruci in connection therewith (the “2023 Fruci Opinion”) for the year ended December 31, 2023 could no longer be relied upon. As a result of this notification, the Company went through additional audit procedures and identified certain account balances that were materially misstated, which would have likely been discovered prior to the issuance of the 2023 Financials and 2023 Fruci Opinion has Fruci followed sufficient audit procedures at the time. This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on April 16, 2024. There have been no changes to the financial statements other than what has been presented in this Amendment No. 1.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ITEM 1. DESCRIPTION OF THE BUSINESS

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

We operate through our wholly owned subsidiary, Clean-Seas, which we acquired on May 19, 2020. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 23, 2023 (the “Morocco Closing Date”), Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in EcoSynergie S.A.R.L., a limited liability company organized under the laws of Morocco (“EcoSynergie”). On the Morocco Closing Date, (i) EcoSynergie’s name was changed to Clean-Seas Morocco, LLC (“Clean-Seas Morocco”), (ii) Mrs. Halima Aboudeine and Mr. Daniel C. Harris, the Company’s Chief Revenue Officer (“CRO”), were appointed as managers of Clean-Seas Morocco and (iii) Mr. Harris was appointed to serve as the Chief Executive Officer of Clean-Seas Morocco. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 tons per day (“TPD”) of plastic feedstock through pyrolysis.

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

Within the United States, Clean-Seas has developed relationships within environmental and economic development agencies in several states for the remediation and conversion of waste plastic. Clean-Seas has entered into contracts to employ its patent-pending Plastic Conversion Network (“PCN”) projects in West Virginia, Arizona and Massachusetts and Michigan. Clean-Seas West Virginia, Inc. (“Clean-Seas West Virginia”) has begun the process of environmental permitting with the West Virginia Department of Environmental Protection and currently expects the process to be completed in the fourth quarter of 2024. In the first quarter of 2025, we also intend to begin the permitting process for projects under contract in Arizona, Michigan and Massachusetts.

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

Daniel Bates, the Company’s CEO, is an equity owner of WS USA and has served as its President and CEO. Daniel Bates is also a member of the board of directors of WS India. On August 18, 2021, the United States filed a lawsuit against Windstream and Daniel Bates over Windstream’s default on a $2,000,000 loan that Windstream had with GBC International Bank and which loan Mr. Bates personally guaranteed as Windstream’s President and CEO (United States of America v. Windstream Technologies, Inc. and Daniel Bates, Case No. 1:2021cv2269). On October 13, 2022, a judgment was entered in this matter that ordered defendants to pay the plaintiff the principal sum of $1,982,570.22, plus $842,536.13 ordinary interest accrued through May 31, 2022, and $1,735,299.76 late interest accrued through May 31, 2022.     As of December 31, 2023, no payments have been made.

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

Following the signing of the Michigan Agreement, Clean-Seas business and technical model evolved to a larger scale, with a goal of 100 TPD, as is being developed in West Virginia. As of August 2024, Clean-Seas is evaluating additional or alternate locations in Michigan to accommodate this increased scale.  In addition to required financing for this project, anticipated to be in the form of debt and equity, we are exploring additional sources of funding, which may include Michigan State incentives and grants available through the Biden Administration’s Inflation Reduction Act (IRA).

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

International PCN Locations:

Morocco

On April 23, 2023, we completed our acquisition of a 51% interest in EcoSynergie, a company focused on sustainable products and solutions based in Agadir, Morocco, establishing our first PCN host. At the closing, we made an initial payment of $2,000,000, with the remaining $4.5 million due within ten (10) months of the Morocco Closing Date. On the Morocco Closing Date, (i) EcoSynergie’s name was changed to Clean-Seas Morocco, LLC, (ii) Mrs. Halima Aboudeine and Mr. Daniel C. Harris, the Company’s CRO, were appointed as managers of Clean-Seas Morocco and (iii) Mr. Harris was appointed to serve as the Chief Executive Officer of Clean-Seas Morocco. EcoSynergie was not acquired from a related party and the Company did not have common control with EcoSynergie  at the time of the Morocco Acquisition.

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

Established in 2012, Ecosynergie is an operator of pyrolysis waste-plastic conversion technology with a current capacity of 20 TPD. In connection with the acquisition, Ecosynergie changed its name to Clean-Seas Morocco, LLC, which, as of the closing, became a 51% owned subsidiary of the Company. Clean-Seas Morocco had previously contracted with a vendor based in France to deliver the two  50 TPD systems. However, the vendor will not be able to deliver such equipment as originally planned. As such, further development of the Morocco project is currently on hold until equipment and funding are secured. While we cannot currently give an estimated time frame for the installation of the two additional 50 TPD systems, Clean-Seas Morocco is still planning for the installation of the two 50 TPD systems, with the goal for the Morocco facility to become a North African regional hub of the PCN.

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

We expect our projects, through our subsidiaries, including Clean-Seas, to generate revenue in several ways:

●	Recycling Services. We currently expect that gate fees or tipping fees may be paid to us to accept plastic waste from a government, municipality, or corporate entities that must dispose of its waste. Fees, if paid, will be on a per ton basis and are expected to vary in range from approximately $25 per ton (excluding transport) to $50 per ton (including transport), depending on the jurisdiction, land availability, and daily volumes of waste. Clean-Seas has agreements in place to accept feedstock at its facilities in Morocco and West Virginia at no cost to the Company.

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

Competitive Edge

We believe that the following are the critical investment attributes of our Company:

●	Experienced management team. Members of our management team have significant prior experience in the renewable energy sector and have established relationships with providers of pyrolysis technology that led to the establishment of our first PCN facility in Agadir, Morocco, following our acquisition of a 51% interest in EcoSynergie and the establishment of our first revenue source.

●	Pilot Research and Development Project Commenced. We acquired our first pyrolysis unit for use in Hyderabad, India, which began operations in May 2022. We established this project to develop technology focused on optimizing the process of converting plastic feedstock into byproducts, including the Company’s branded clean hydrogen, AquaH®, which is our branded name for clean hydrogen we produce from plastic waste that falls between the blue (natural gas) and green (renewable energy resourced) classifications.

●	Established Revenue Stream. On April 23, 2023, we completed our acquisition of a 51% interest in Ecosynergie, a company focused on sustainable products and solutions based in Agadir, Morocco, establishing our first PCN host country. In connection with this PCN host facility, we intend to purchase additional pyrolysis units, expanding out processing capability. We anticipate that the Moroccan facility will process up to 200 tons of plastic waste per day within the next 24 months. Since commencing operations in April 2023, Clean-Seas Morocco has generated $257,414 in revenue, with a gross margin of $162,789.

●	West Virginia State Incentive Package. On June 12, 2023, Clean-Seas announced that it secured $12 million in state incentives, which includes $1.75 million in cash to establish a PCN facility outside of Charleston, West Virginia. Clean-Seas West Virginia, has an existing feedstock supply agreement for 100 TPD of post-industrial plastic waste and is planned to be a PCN hub servicing the Mid-Atlantic states. The project will commence in phases, Phase 1 being 100 TPD, scaling up to 500 TPD. Additional project finance capital is in the process of being secured and the Company received the $1.75 million cash disbursement on September 25, 2023. On February 12, 2024, the Company received a $15 million dollar loan guarantee from the West Virginia Economic Development Authority, the proceeds of which are be used for the purchase of capital equipment and leasehold improvements.

●	Clean-Seas Arizona. Officially established on September 25, 2022, Clean-Seas Arizona announced a Services Agreement with WS3 and ASU to commission a PCN facility to service the Western United States, starting at 100 TPD and scaling to 500 TPD. The facility is currently planned to produce plastic precursors and clean fuels with the intent to transition to AquaH®.

●	New Approach to Vertical Supply Chain. Our PCN is a patent-pending software network connecting sources of plastic feedstock with conversion facilities, which will produce environmentally friendly commodities. We intend to strategically locate the conversion facilities around the world in locations that are easily accessible and in close proximity to countries that produce a large amount of plastic waste. Currently, we have entered into contracts, letters of intent and/or joint venture agreements for the development of facilities in the following locations: Morocco, India, West Virginia, Arizona, Massachusetts, Michigan, Puerto Rico, France, Turkey and Sri Lanka.

●	Large market opportunity for effective solution. Renewable energy is a large market we see with an unmet need. Plastic waste disposal affects all countries, including developing nations. With a more recent focus of governments on environmentally friendly waste removal solutions, we believe there is a large opportunity for us.

●	Unique technology. Pyrolysis technology reduces plastic waste while creating valuable byproducts, such as precursors used in the production of new plastic products, hydrogen (our branded AquaH®) and other clean-burning fuels that can be used to generate clean energy. Our AquaH® is unique because of how we produce it. Our process is unique in that we use waste plastic and the pyrolysis reaction to create a large volume of synthetic gas (syngas), and then split that syngas apart, removing the hydrogen and leaving the methane, carbon monoxide and carbon dioxide to power the pyrolysis process. We believe our process, including the price, volume and efficiency in which we utilize the pyrolysis process is what differentiates us in the marketplace. Additionally, our relationships with vendors have allowed us to access to pyrolysis technology that is not available to other users of similar technology.

●	Increased support for clean technologies to protect the environment. In recent years, we have seen an increased focus on environmental sustainability and more investors directing their investments towards companies based on impactful, environmental factors.

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

Clean-Seas is seeking to establish a tenth type of hydrogen derived from a plastic waste stream, which we believe falls between Green and Blue hydrogen. We have categorized the hydrogen derived from plastic waste in this manner because while the process does not emit CO2, it is not derived from a naturally occurring material like water, but rather a man-made material (plastic), which caused the emission of CO2 when it was produced. The Company expects to launch the new product in the second quarter of 2025.

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

On January 25, 2024, the arbitrator entered her decision (the “Decision”) regarding the parties’ relative liability in the Tucker Litigation. Overall, the Decision concluded that the Company substantially prevailed on its claims, counterclaims, and defenses in the Tucker Litigation. First, the Decision concluded that the Company prevailed on its claim that the Tucker Agreement is invalid and unenforceable; and further concluded that the Company prevailed against Tucker on each of Tucker’s causes of action based on the Tucker Agreement, including Tucker’s claims for breach of contract, breach of the breach of the implied covenant of good faith and fair dealing, specific performance, and declaratory relief. Second, the Decision concluded no fraud or breach of duty with respect to Tucker and its principal; and further concluded that Tucker may be entitled to retain the compensation paid by the Company for its services under an unjust enrichment theory, in an amount to be determined.  Based on the forgoing Decision, the arbitrator ordered the parties to the Tucker Litigation to submit supplementary briefing regarding their respective available remedies.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB Market maintained by OTC Markets, Inc. under the symbol ”CLNV.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. There can be infrequent trading volume, which precipitates wide spreads in the quotes for our Common Stock, on any given day. On December 31, 2023, the last reported sale price of our Common Stock on the OTCQB Market was $0.0414  per share.

As of December 31, 2023, we had approximately 175 stockholders of record of our Common Stock. The number of stockholders of record does not include beneficial owners of our Common Stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the information incorporated by reference in “Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters ” for information regarding shares of our common stock authorized for issuance under our stock compensation plans, which information is incorporated herein by reference.

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

All operations are currently being conducted through Clean-Seas. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 23 , 2023, Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in EcoSynergie , which changed its name to Clean-Seas Morocco, LLC on such date. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 TPD of waste plastic through pyrolysis.

RESULTS OF OPERATIONS

For the Year s Ended December 31, 2023 and December 31, 2022

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

Operating Expenses

Consulting Expense

For the years ended December 31, 2023 and 2022, we had consulting expenses of $2,090,550 and $2,452,383, respectively, a decrease of $361,833 or 14.8%. In the current period approximately $1,247,000 of our consulting expense was non-cash stock compensation. In the prior period that amount was approximately $1,685,126.

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

Professional Fees

For the years ended December 31, 2023 and 2022, we incurred professional fees of $1,302,432 and $407,501, respectively, an increase of $894,931 or 219.6%. In the current period we had additional legal expense of approximately $875,000 mostly related to both the filing of our Form S-1 filings and ongoing litigation.

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

Other Income and Expense

For the year ended December 31, 2023, we had total other expense of $5,727,177 compared to $250,404 for the year ended December 31, 2022. An increase of $5,476,773. In the current period we recognized $4,798,189 of interest expense, of which $4,483,160 was amortization of debt discount, a loss on debt issuance of $2,676,526, a gain in the change in fair value of derivative of $1,829,512, a loss on the conversion of debt of $93,890, a gain on extinguishment of debt $17,500 and other income of $5,584.  In the prior period we recognized $250,404 of interest expense, of which $200,273 was amortization of debt discount.

Net Loss

Net loss for the year ended December 31, 2023, was $14,269,566, after deducting $127,934 for the non-controlling interest, and $5,913,724 for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the issuance of equity securities and debt securities. We are not profitable, have limited revenue and have incurred an accumulated deficit of $34,831,900 as of December 31, 2023.

The below sets forth the significant sources and uses of cash for the years ended December 31, 2023 and 2022.

Cash Flow from Operating Activities

For the years ended December 31, 2023 and 2022, we used $4,699,587 and $2,029,096 of cash used in operating activities, respectively. During the year ended December 31, 2023, we incurred a net loss of $14,397,500, adjusted by $9,672,414 for non-cash expenses and $25,499 in adjustments for changes in assets and liabilities. During the year ended December 31, 2022, we had a net loss of $5,913,724 adjusted by $3,064,138 for non-cash expenses and $820,490 in adjustments for changes in assets and liabilities.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the business combination included the following, among others:

·	We obtained and reviewed the underlying agreements and performed analysis to determine appropriateness of acquisition date fair value and whether transactions were appropriately disclosed in the financial statements.
·	We tested the value of assets acquired and liabilities assumed and related purchase consideration involved in the business combination.
·	We tested cutoff of assets acquired and liabilities assumed as part of the business combination.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2020. Spokane, Washington August 16, 2024

CLEAN VISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(Restated)
ASSETS
Current Assets:
Cash	$339,921	$10,777
Prepaids and other assets	366,812	125,000
Accounts receivable	70,745	—
Loan receivable	70,000	—
Trading securities	5,069	—
Total Current Assets	852,547	135,777
Property and equipment	4,883,566	241,376
Goodwill	4,854,622	—
Total Assets	$10,590,735	$377,153
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$353,159	$—
Accounts payable	758,038	377,746
Accrued compensation	344,015	641,639
Accrued expenses	546,392	250,355
Convertible note payable, net of discount of $1,701,403 and $183,560, respectively	2,779,199	476,440
Derivative liability	598,306	—
Loans payable	780,656	114,500
Related party payables	549,946	—
Loans payables – related party	4,500,000	27,017
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	11,276,804	1,954,790
Economic incentive (Note 12)	1,750,000	—
Total Liabilities	13,026,804	1,954,790

Commitments and contingencies	—	—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding, respectively	1,800,000	1,800,000
Total mezzanine equity	1,800,000	1,800,000

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 682,463,425 and 402,196,273 shares issued and outstanding, respectively	682,464	402,197
Common stock to be issued	217,775	76,911
Additional paid-in capital	28,238,505	15,203,394
Accumulated other comprehensive loss	2,171	16,670
Accumulated deficit	(34,831,900)	(19,078,809)
Non-controlling interest	1,452,916	—
Total stockholders' deficit	(4,236,069)	(3,377,637)
Total liabilities and stockholders' deficit	$10,590,735	$377,153

 The accompanying notes are an integral part of these consolidated financial statements.

  CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022
	(Restated)
Revenue	$257,414	$—
Cost of revenue	94,625	—
Gross margin	$162,789	$—
Operating Expenses:
Consulting	$2,090,550	$2,452,383
Advertising and promotion	982,030	402,071
Development expense	244,688	35,500
Professional fees	1,302,432	407,501
Payroll expense	1,613,884	829,364
Officer stock compensation expense	945,600	516,042
Director fees	587,800	171,000
General and administration expenses	1,066,128	849,459
Total operating expense	8,833,112	5,663,320
Loss from Operations	(8,670,323)	(5,663,320)
Other income (expense):
Interest expense	(4,798,189)	(250,404)
Change in fair value of derivative	1,829,512	—
Loss on debt issuance	(2,676,526)	—
Gain on conversion of debt	(93,890)	—
Gain on extinguishment of debt	17,500	—
Other expense, net	(5,584)	—
Total other expense	(5,727,177)	(250,404)
Net loss before provision for income tax	(14,397,500)	(5,913,724)
Provision for income tax expense	—	—
Net loss	$(14,397,500)	$(5,913,724)
Net loss attributed to non-controlling interest	127,934	—
Net loss attributed to Clean Vision Corporation	(14,269,566)	(5,913,724)
Other comprehensive income:
Foreign currency translation adjustment	(14,499)	16,670
Comprehensive loss	$(14,284,065)	$(5,897,054)
Loss per share - basic and diluted	$(0.03)	$(0.02)
Weighted average shares outstanding - basic and diluted	503,760,709	344,710,350

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2023 and 2022

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2021	1,850,000	$1,850	2,000,000	$2,000	312,860,376	$312,861	$12,576,049	$227,544	$—	$—	$(13,165,085)	$(44,781)
Cancellation of preferred	(1,850,000)	(1,850)	—	—	—	—	1,850	—	—	—	—	—
Stock issued for services	—	—	—	—	40,127,557	40,128	1,214,087	(150,633)	—	—	—	1,103,582
Stock issued for services – related party	—	—	—	—	19,208,340	19,208	645,334	—	—	—	—	664,542
Stock issued for cash	—	—	—	—	30,000,000	30,000	570,000	—	—	—	—	600,000
Debt issuance cost – warrants issued	—	—	—	—	—	—	196,074	—	—	—	—	196,074
Net loss	—	—	—	—	—	—	—	—	16,670	—	(5,913,724)	(5,897,054)
Balance, December 31, 2022	—	—	2,000,000	2,000	402,196,273	402,197	15,203,394	76,911	16,670	—	(19,078,809)	(3,377,637)
Stock dividend	—	—	—	—	21,816,574	21,817	1,461,711	—	—	—	(1,483,528)	—
Shares issued for settlement	—	—	—	—	4,500,000	4,500	(4,500)	—	—	—	—	—
Settlement of related party debt	—	—	—	—	—	—	96,250	—	—	—	—	96,250
Stock issued for services – related party	—	—	—	—	40,500,000	40,500	1,596,500	5,709	—	—	—	1,642,709
Stock issued for services	—	—	—	—	77,239,441	77,239	2,508,586	(62,845)	—	—	—	2,522,980
Stock issued for cash	—	—	—	—	16,750,000	16,750	318,250	198,000	—	—	—	533,000
Stock issued for debt conversion	—	—	—	—	122,461,137	122,461	4,325,462	—	—	—	—	4,447,923
Debt issuance cost – warrants issued	—	—	—	—	—	—	2,729,852	—	—	—	—	2,729,852
Shares cancelled	—	—	—	—	(3,000,000)	(3,000)	3,000	—	—	—	—	—
Recognition of noncontrolling interest in acquisition	—	—	—	—	—	—	—	—	—	1,580,583		1,580,853
Net loss	—	—	—	—	—	—	—	—	(14,499)	(127,937)	(14,269,563)	(14,411,999)
Balance, December 31, 2023 (Restated)	—	$—	2,000,000	$2,000	682,463,425	$682,464	$28,238,505	$217,775	$2,171	1,452,916	$(34,831,900)	$(4,236,069)

 The accompanying notes are an integral part of these consolidated financial statements.

  CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(14,397,500)	$(5,913,724)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	—	1,024,323
Stock issued for services	2,522,980	664,542
Preferred stock compensation expense	—	1,175,000
Stock issued for services – related party	1,642,709	—
Debt discount amortization	4,483,160	200,273
Loss on issuance of debt	2,676,526	—
Change in fair value of derivative	(1,829,512)	—
Loss on conversion of debt	93,890	—
Gain on extinguishment of debt	(17,500)	—
Depreciation expense	100,161	—
Changes in operating assets and liabilities:
Prepaid	(12,494)	(71,000)
Accounts receivable	151,075	—
Accounts payable	173,811	317,498
Accruals	(539,215)	240,853
Related-party payables - short-term	549,946	—
Accrued compensation	(297,624)	333,139
Net cash used by operating activities	(4,699,587)	(2,029,096)

Cash Flows from Investing Activities:
Purchase of 51% interest in Clean-Seas Morocco, LLC	(2,000,000)	—
Trading securities	(5,069)	—
Loan receivable	(70,000)	—
Purchase of property and equipment	—	(90,871)
Net cash used by investing activities	(2,075,069)	(90,871)

Cash Flows from Financing Activities:
Cash overdraft	353,159	—
Proceeds from convertible notes payable	5,139,500	555,000
Payments-convertible notes payable	(300,000)	—
Proceeds from the sale of common stock	533,000	600,000
Proceeds from notes payable - related party	5,000	46,917
Repayment of related party loans	(32,910)	(20,000)
Proceeds from notes payable	42,500	154,000
Proceeds from long term note payable	1,750,000	—
Payments - notes payable	(388,620)	(57,500)
Net cash provided by financing activities	7,101,629	1,278,417

Net change in cash	326,973	(841,550)
Effects of currency translation	2,171	16,670
Cash at beginning of year	10,777	835,657
Cash at end of year	$339,921	10,777

Supplemental schedule of cash flow information:
Interest paid	$—	$10,471
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$2,178,184	$—
Note payable issued for acquisition	$4,500,000	$—

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

All operations are currently  being conducted through Clean-Seas. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 23  , 2023, Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in EcoSynergie  , which changed its name to Clean-Seas Morocco, LLC on such date. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 TPD of waste plastic through pyrolysis.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2023, there are warrants to purchase up to 116,944,802 shares of common stock and approximately 120,140,000 dilutive shares of common stock from a convertible notes payable  . As of December 31, 2023 and 2022, there are 20,000,000 and 20,000,000 potentially dilutive shares of common stock, respectively, if the Series C preferred stock were to be converted. There are 2,000,000 shares of Series B preferred stock outstanding. The Series B Preferred Stock can automatically be converted on January 1, 2023, into shares of common stock at the rate of 10 shares of Common Stock for each share of Preferred Stock. As of December 31, 2023 and 2022, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Schedule of fair value measurements, hierarchy
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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $34,831,900 at December 31, 2023, and had a net loss of 14,397,500 for the year ended December 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 4 — BUSINESS COMBINATIONS

On April 23, 2023 (the “Morocco Closing Date”), Clean-Seas, a wholly owned subsidiary of the Company, completed its acquisition of a fifty-one percent (51%) interest (the “Morocco Acquisition”) in Eco Synergie S.A.R.L., a limited liability company organized under the laws of Morocco (“EcoSynergie  ”), pursuant to that certain Notarial Deed (the “Morocco Purchase Agreement”) dated as of January 23, 2023 (the “Signing Date”) setting forth the terms and provisions applicable to the Morocco Acquisition (the “Purchase Agreement”). On the Morocco Closing Date, (i) EcoSynergie’s name was changed to Clean-Seas Morocco, LLC, (ii) Mrs. Halima Aboudeine and Mr. Daniel C. Harris, the Company’s CRO, were appointed as managers of Clean-Seas Morocco and (iii) Mr. Harris was appointed to serve as the Chief Executive Officer of Clean-Seas Morocco. EcoSynergie was not acquired from a related party and the Company did not have common control with EcoSynergie at the time of the Morocco Acquisition.

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
Consideration issued	$6,500,000
Identified assets and liabilities
Cash	11,093
Prepaid and other assets	218,225
Accounts receivable	221,820
Property and equipment, net	4,821,853
Accounts payable	(37,195)
Accrued expenses	(835,252)
Loans payable	(789,827)
Lines of credit	(336,948)
Total identified assets and liabilities	3,273,769
Minority interest	1,580,853
Excess purchase price allocated to goodwill	$4,854,622

NOTE 5 - PROPERTY & EQUIPMENT

Property and equipment are recorded at cost. The Company capitalizes purchases of property and equipment over $5,000 . Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows between three and ten years .

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

Schedule of Property and Equipment
	December 31, 2023	December 31, 2022
Pyrolysis unit	$185,691	$185,700
Equipment	436,532	55,676
Buildings and fixtures	493,411	—
Land	3,867,095	—
Office furniture	998	—
Less: accumulated depreciation	(100,161)	—
Property and equipment, net	$4,883,566	$241,376

Depreciation expense

For the years ended December 31, 2023 and 2022, depreciation expense was $22,439 and $0, respectively.

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

The May Note matures 12 months after issuance and bears interest at a rate of 5% per annum, as may be adjusted from time to time in accordance with Section 2 of the May Note. The May Note have an original issue discount of 30%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the May Note

At any time, the Company shall have the right to redeem all, but not less than all, of the amount then outstanding under the May Note (the “Company Optional Redemption Amount”) on the Company Optional Redemption Date (as defined in the Note) (a “Company Optional Redemption”). The portion of the May Note subject to a Company Optional Redemption shall be redeemed by the Company in cash at a price equal to the greater of (i) 10% premium to the amount then outstanding under the May Note to be redeemed, and (ii) the equity value of our common stock underlying the May Note. The equity value of our common stock underlying the May Note is calculated using the greatest closing sale price of our common stock on any trading day immediately preceding such redemption and the date we make the entire payment required. The Company may exercise its right to require redemption under the May Note by delivering a written notice thereof by electronic mail and overnight courier to all, but not less than all, of the holders of May Note.

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

October 2023 Note

On October 26, 2023, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with an accredited investor (the “October Investor”) related to the Company’s sale of two 12% convertible notes in the aggregate principal amount of $660,000 (each note being in the amount of $330,000 and containing an original issue discount of $30,000 such that the purchase price of each note is $300,000) (each “Note,” and together the “Notes”) are convertible into shares of the Company’s common stock, par value $0.001 per share, upon the terms and subject to the limitations set forth in each Note. The Company issued and sold the first Note (the “First Note”) on October 26, 2023 (the “First Closing Date” or the “First Issuance Date”). The second note was not funded.

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

From April 2023 through December 31, 2023, Walleye Opportunities Master Fund Ltd., converted $2,063,684 of the principal amount of the February Note into 97,450,000 shares of our common stock. The Company accounted for the conversions per ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20), resulting in a loss from conversion of debt of $93,890.

The following table summarizes the convertible notes outstanding as of December 31, 2023:

Convertible Debt
Note Holder	Date	Maturity Date	Interest	Balance December 31, 2022	Additions	Conversions / Repayments	Balance December 31, 2023
Silverback Capital Corporation	3/31/2022	3/31/2023	8%	$360,000	$—	$(360,000)	$—
Coventry Enterprises, LLC	12/29/2022	11/6/2023	5%	300,000	—	(300,000)	—
Walleye Opportunities Fund	2/21/2023	2/21/2024	5%	—	2,500,000	(2,063,684)	436,316
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	—	1,500,000	—	1,500,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	—	1,714,286	—	1,714,286
Coventry Enterprises, LLC	7/31/2023	7/31/2024	10%	—	500,000	—	500,000
GS Capital Partners	10/26/2023	7/26/2024	12%	—	330,000	—	330,000
Total				$660,000	$6,544,286	$(2,723,684)	$4,480,602
Less debt discount				$(183,560)			(1,701,403)
Convertible note payable, net				$476,440			$2,779,199

A summary of the activity of the derivative liability for the notes above is as follows:

Schedule of Derivative Instrument

Balance at December 31, 2022	$—
Increase to derivative due to new issuances	4,217,944
Decrease to derivative due to conversions	(1,790,126)
Decrease to derivative due to mark to market	(1,829,512)
Balance at December 31, 2023	$598,306

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

On September 26, 2023, the Company entered into the Dorado Purchase Agreement with Dorado. Pursuant to which the Company issued and sold to Dorado (i) 10,000,000 shares of Common Stock to the Dorado at a purchase price of $0.0198 per share, or $198,000 in the aggregate, and (ii) 5,000,000 shares of restricted Common Stock to Dorado.   As of December 31, 2023, the shares have not yet been issued by the transfer agent and are presented as shares to be issued.

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

On February 17, 2023, the investor under that certain Securities Purchase Agreement (the “February Purchase Agreement”) purchased a senior convertible promissory note in the original principal amount of $2,500,000 and a warrant to purchase 29,434,850  shares of the Company’s common stock (the “February Warrant”). The February Warrant is exercisable for shares of the Company’s common stock at a price of $0.0389 per share and expires five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $1,381,489 which has been accounted for in additional paid in capital.

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

Schedule of share-based payment arrangement, activity
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2021	—	—	—
Issued	9,040,000	$0.02	2.49
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2022	9,040,000	$0.02	2.25
Issued	107,914,802	$0.04	4.46
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	116,954,802	$0.037	4.25	$514,601

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

On January 25, 2024, the arbitrator entered her decision (the “Decision”) regarding the parties’ relative liability in the Tucker Litigation. Overall, the Decision concluded that the Company substantially prevailed on its claims, counterclaims, and defenses in the Tucker Litigation. First, the Decision concluded that the Company prevailed on its claim that the Tucker Agreement is invalid and unenforceable; and further concluded that the Company prevailed against Tucker on each of Tucker’s causes of action based on the Tucker Agreement, including Tucker’s claims for breach of contract, breach of the breach of the implied covenant of good faith and fair dealing, specific performance, and declaratory relief. Second, the Decision concluded no fraud or breach of duty with respect to Tucker and its principal; and further concluded that Tucker may be entitled to retain the compensation paid by the Company for its services under an unjust enrichment theory, in an amount to be determined.  Based on the forgoing Decision, the arbitrator ordered the parties to the Tucker Litigation to submit supplementary briefing regarding their respective available remedies.

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

Non-Related Party Consulting Agreements

The following is a summary of compensation related to consulting agreements in 2023.

Schedule of Share-Based Payment
		Stock Compensation
Consultant	Current Contract Date	# Shares	Value	2023 Compensation	Owed as of 12/31/2023
John Shaw	3/1/2021	—	$—	$30,000	$—
Chris Galazzi	5/2/2021	125,004	$5,790	$90,000	$22,500
Venkat Kumar Tangirala	1/1/2022	—	$—	$120,000	$30,000
Alpen Group LLC	1/1/2022	60,000	$2,650	$60,000	$45,000
Strategic Innovations	1/1/2023	—	—	$30,000	$—
Fraxon Marketing	3/15/2023	—	—	$120,000	$—

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

Net deferred tax assets consist of the following components as of December 31:

Schedule of deferred tax assets and liabilities
	2023	2022
Deferred Tax Assets:
NOL Carryover	$(8,522,371)	$(3,443,812)
Payroll accrual	72,200	134,700
Deferred tax liabilities:
Less valuation allowance	8,450,171	3,309,112
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

Schedule of components of income tax expense
	2023	2022
Book loss	$(3,023,500)	$(1,277,100)
Other nondeductible expenses	2,013,800	678,700
Related party accrual	—	—
Valuation allowance	1,009,700	598,400
	$—	$—

At December 31, 2023, the Company had net operating loss carry forwards of approximately $8,522,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2023, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Schedule of disposal groups, including discontinued operations
	December 31, 2023	December 31, 2022
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

NOTE 15 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the financial statements as of and for the year ended December 31, 2023, are being restated to correct accounts payable and accounts related the conversion of convertible debt.

Schedule of restatement
As of December 31, 2023
	As Reported	Adjusted		As Restated
ASSETS
Current Assets:
Cash	$339,921	$—		$339,921
Prepaids and other assets	366,812	—		366,812
Accounts receivable	70,745	—		70,745
Loan receivable	70,000	—		70,000
Trading securities	5,069	—		5,069
Total Current Assets	852,547	—		852,547
Property and equipment	4,883,566	—		4,883,566
Goodwill	4,854,622	—		4,854,622
Total Assets	$10,590,735	$—		$10,590,735
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Cash overdraft	$353,159	$—		$353,159
Accounts payable	286,922	471,116	(1)	758,038
Accrued compensation	344,015	—		344,015
Accrued expenses	546,392	—		546,392
Convertible note payable, net of discount of $1,701,403	2,779,199	—		2,779,199
Derivative liability	598,306	—		598,306
Loans payable	780,656	—		780,656
Related party payables	549,946	—		549,946
Loans payables – related party	4,500,000	—		4,500,000
Liabilities of discontinued operations	67,093	—		67,093
Total current liabilities	10,805,688	471,116		11,276,804
Economic incentive (Note 12)	1,750,000	—		1,750,000
Total Liabilities	12,555,688	471,116		13,026,804

Commitments and contingencies	—			—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 issued and outstanding	1,800,000	—		1,800,000
Total mezzanine equity	1,800,000	—		1,800,000

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—		—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—		—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	—		2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 682,463,425 shares issued and outstanding	682,464	—		682,464
Common stock to be issued	217,775	—		217,775
Additional paid-in capital	26,591,905	1,646,600	(2)	28,238,505
Accumulated other comprehensive loss	2,171	—		2,171
Accumulated deficit	(32,714,184)	(2,117,716)		(34,831,900)
Non-controlling interest	1,452,916	—		1,452,916
Total stockholders' deficit	(3,764,953)	(471,116)		(4,236,069)
Total liabilities and stockholders' deficit	$10,590,735	$—		$10,590,735

For The Year Ended December 31, 2023
	As Reported		Adjusted		As Restated
Revenue	$257,414		$—		$257,414
Cost of revenue	94,625		—		94,625
Gross margin	$162,789		$—		$162,789
Operating Expenses:
Consulting	$2,110,550		$(20,000)	(1)	$2,090,550
Advertising and promotion	982,030		—		982,030
Development expense	244,688		—		244,688
Professional fees	811,316		491,116	(1)	1,302,432
Payroll expense	1,613,884		—		1,613,884
Officer stock compensation expense	945,600		—		945,600
Director fees	587,800		—		587,800
General and administration expenses	1,066,128		—		1,066,128
Total operating expense	8,361,996		471,116	(1)	8,833,112
Loss from Operations	(8,199,207)		(471,116)		(8,670,323)
Other income (expense):
Interest expense	(4,798,189)		—		(4,798,189)
Change in fair value of derivative	2,500,562		(671,050)	(2)	1,829,512
Loss on debt issuance	(2,676,526)		—		(2,676,526
Gain (loss) on conversion of debt	881,660		(975,550)	(2)	(93,890)
Gain on extinguishment of debt	17,500		—		17,500
Other expense, net	(5,584)		—		(5,584
Total other expense	(4,080,577)		(1,646,600)		(5,727,177)
Net loss before provision for income tax	(12,279,784)				(14,397,500)
Provision for income tax expense	—		—		—
Net loss	$(12,279,784)		$(2,117,716)		$(14,397,500)
Net loss attributed to non-controlling interest	127,934		—		127,934
Net loss attributed to Clean Vision Corporation	(12,151,850)		(2,117,716)		(14,269,566)
Other comprehensive income:
Foreign currency translation adjustment	(14,499)		—		(14,499
Comprehensive loss	$(12,166,349)		$(2,117,716)		$(14,284,065)
Loss per share - basic and diluted	$(0.02)	$			$(0.03)
Weighted average shares outstanding - basic and diluted	503,760,709		—		503,760,709
(1)	– Adjustments to correct accounts payable balances
(2)	– Adjustments to correctly account for the conversion of debt

NOTE 16 – SUBSEQUENT EVENTS

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

The First Note Tranche was issued on February 12, 2024, and the Second Note Tranche shall be issued within three (3) days after the Company’s filing of the Resale Registration Statement.

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

May 2024 SPA and STRATA

On May 29, 2024 (the “SPA Closing Date”), the Company closed on the transactions contemplated by that certain Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”) and entered into a STRATA Purchase Agreement (the “STRATA Agreement” and together with the SPA, collectively, the “Agreements”) with the Investor, whereby the Investor agreed to purchase up to $5,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

Pursuant to the SPA, the Company agreed to sell, and the Investor agreed to purchase, a convertible amortization note of the Company (the “Note”) in the aggregate principal amount of $110,000 (such Note being in the amount of $110,000 and containing an original issue discount of $10,000, resulting in the purchase of such Note being $110,000), which Note is convertible into shares of Common Stock as set forth in the Note. In addition, on the SPA Closing Date, the Company issued 5,000,000 shares of restricted Common Stock (the “Commitment Shares”) to the Investor as additional consideration and an inducement for the Investor to enter into the STRATA Agreement.

Beginning on the Commencement Date (as defined in the STRATA Agreement) and subject to the terms and conditions in the STRATA Agreement, the Company shall have the right, but not the obligation, to direct the Investor to purchase up to Five Million Dollars ($5,000,000) of Common Stock (the “Purchase Shares”), subject to adjustment, up to the Request Limit (as defined below), at the Purchase Price (as defined below) on the date on which the Investor receives a valid notice (the “Purchase Notice”) from the Company directing the Investor to acquire the Purchase Shares (the date on which the Investor receives such notice, the “Closing Request Date”). Pursuant to the STRATA Agreement, the Company is not allowed to issue a Purchase Notice to the Investor until the Registration Statement (as defined below) has been declared effective with the SEC.

The foregoing description of the May 29, 2024 transactions does not purport to be complete and is qualified in its entirety by reference to the form of SPA, Note, STRATA Agreement and RRA attached to Current Report on Form 8-K file by the Company June 4, 2024 with the SEC on as Exhibits 10.1, 4.1, 10.2 and 10.3, respectively.

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

On March 4, 2024, the Company issued 2,181,818 shares of common stock in a cashless warrant exercise of the Walleye warrants.

On March 22, 2024, the Company granted 40,000 shares of common stock for services. The shares were valued at $0.0248, the closing stock price on the date of grant, for total non-cash compensation expense of $992.

On May 6, 2024, the Company’s transfer agent issued 432,012 shares of common stock that were granted and expensed in a prior period and had been disclosed as common stock to be issued.

On May 24, 2024, the Company issued a convertible promissory note to ClearThink Capital LLC in the aggregate principal amount of $110,000 (which includes $18,000 of Original Issue Discount). ClearThink received 5,000,000 restricted shares of Common Stock as Commitment Shares.

On May 29, 2024, the Company issued 370,370 shares of common stock for services. The shares were valued at $0.0216, the closing stock price on the date of grant, for total non-cash compensation expense of $8,000.

On June 14, 2024, the Company issued a convertible promissory note to Coventry Enterprises, LLC in the aggregate principal amount of $100,000 (which includes $10,000 of Original Issue Discount). Coventry received 5,000,000 restricted shares of Common Stock as Commitment Shares.

Subsequent to December 31, 2023, GS Capital Partners, LLC, converted $220,000 and $21,174 of principal and interest, respectively, into 22,151,524 shares of common stock.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Management has identified material weaknesses in our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. During the year ended December 31, 2023, management identified the following material weaknesses.

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

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Dr. Michael Dorsey	2023	$18,000	$157,600	$0	$0	$0	$175,600
	2022	$18,000	$70,000	$0	$0	$0	$88,000
Gregory Boehmer	2023	$18,000	$157,600	$0	$0	$0	$175,600
	2022	$4,500	$78,500	$0	$0	$0	$ 83,000
Bart Fisher	2023	$18,000	$218,600	$0	$0	$0	$236,600
	2022	$0	$0	$0	$0	$0	$0

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

Rachel Boulds

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, (“Boulds Consulting Agreement”) to serve as part-time Chief Financial Officer for compensation of $5,000 per month . Compensation was increased to $7,500 per month in June 2023.

Daniel Harris

The Company entered into a consulting agreement with Daniel Harris, effective as of May 1, 2021, (“Harris Consulting Agreement”) to serve as Chief Revenue Officer for compensation of $7,500 per month . Compensation was increased to $10,000 per month in June 2023.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters .

The following table sets forth certain information, as of August 15, 2024    with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent of our Common Stock; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

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

	Shares Beneficially Owned(1)	Percentage Ownership
5% Beneficial Owners
Holder of Series B Preferred Stock(2)

Executive Officers and Directors
Daniel Bates(3)	53,125,000	7.2%
Rachel Boulds	6,625,000	* %
Dr. Michael Dorsey	6,625,000	* %
Gregory Boehmer	7,150,000	1.0%
Daniel Harris	7,493,761	1.1%
Bart Fisher	4,525,000	* %
All current directors and officers as a group (6 persons)	85,543,761	11.7%

*Less than 1%

(1)	Based on 737,297,989 shares of Common Stock outstanding as of August 15, 2024. Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2)	Previously included 20,000,000 shares of Common Stock issuable to Tucker upon conversion of the 2,000,000 issued and outstanding shares of Series B Preferred Stock, which shares automatically converted into 20,000,000 shares of Common Stock on January 1, 2023; however, the Company’s Transfer Agent was instructed to not issue the shares of Common Stock until the Tucker Litigation has been resolved. On April 15, 2024, the arbitrator ruled that such shares issuable to Tucker be cancelled as a result of the Tucker Agreement being deemed invalid and unenforceable. Accordingly, although the shares of Common Stock thereunder have not been formally issued as of August 15, 2024, the shares of Series B Preferred Stock are no longer outstanding.

(3)	Includes 20,000,000 shares of Common Stock to be issued upon conversion of the Series C Preferred Stock owned by Mr. Bates, which conversion automatically occurred on January 1, 2023, but has not been effectuated as of August 15, 2024.

Item 13. Certain Relationships, Related Transactions and Director Independence

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

Item 14. Principal Accounting Fees and Services

Fruci & Associates II, PLLC, was the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022. As discussed in greater detail below, the following table shows the fees paid or accrued by us to Fruci & Associates II, PLLC during the fiscal years ended December 31, 2023 and 2022:

Type of Service	2023	2022
Audit Fees	$55,389	$26,280
Audit-Related Fees
Tax Fees
Other Fees
Total	$55,389	$26,280

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

“All Other Fees” relate to fees for any services not included in the above-described categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, as currently in effect (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2024)
3.3	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
3.4	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
4.1	Form of 5% Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 23, 2023)
4.2	Form of Senior Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2023)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2023)
4.4	Form of Reg. D. Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
4.5	Form of Convertible Promissory Note dated July 31, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2023)
4.6	Form of April Note (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023)
4.7	Form of April Warrant (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023)
4.8	Form of February Note (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023)
4.9	Form of February Warrant (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023)
4.10	Promissory Note issued to Silverback on March 31, 2022
4.11	Warrant to Purchase up to 9,000,000 Shares of Common Stock issued to Silverback on March 31, 2022
4.12	Promissory Note issued to the October Purchaser on October 26, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023)
4.13	Convertible Amortization Note between Clean Vision Corporation and ClearThink Capital Partners, LLC issued on May 24, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2024)
10.1	Exchange Agreement between Clean-Seas, Inc. and Byzen Digital Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.2†	Employment Agreement between Daniel Bates and Byzen Digital, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.3†	Employment Agreement between Christopher Percy and Byzen Digital, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.4†	Amendment to Employment Agreement between Daniel Bates and Byzen Digital, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.5	Consulting Agreement between Leonard Tucker LLC and Byzen Digital, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.6	Licensing Agreement with Kingsberry Fuel Cell Corporation, dated December 6, 2021 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 15, 2023)
10.7	Form of Securities Purchase Agreement between Clean Vision Corporation and Coventry Enterprises, LLC dated December 9, 2022 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 23, 2023)
10.8	Form of Registration Rights Agreement between Clean Vision Corporation and Coventry Enterprises, LLC dated December 9, 2023 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 23, 2023)
10.9	Form of Securities Purchase Agreement dated February 17, 2023 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 3, 2023)
10.10

Form of Securities Purchase Agreement by and between the Company and ClearThink Capital Partners, LLC dated May 24, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2024)

10.11

Form of STRATA Purchase Agreement by and between the Company and ClearThink Capital Partners, LLC dated May 24, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2024)

10.12

Form of Registration Rights Agreement by and between the Company and ClearThink Capital Partners, LLC dated May 24, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2024)

21.1*	List of Subsidiaries
23.1	Consent of Fruci & Associates II, PLLC
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
99.1	Letter from Fruci & Associates II, PLLC to the Clean Vision Corporation dated July 25, 2024 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	Furnished herewith.

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

