Form 10-Q
period 2024-06-30
Clean Vision Corp
filed 2024-08-19
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2024

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

As of August 17, 2024, there were 737,297,989 shares of the issuer’s common stock issued and outstanding.

CLEAN VISION CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited) / (Restated)
Current Assets:
Cash	$64,454	$339,921
Prepaids and other assets	450,755	366,812
Accounts receivable	7,930	70,745
Loan receivable	70,000	70,000
Trading securities	5,119	5,069
Total Current Assets	598,258	852,547
Property and equipment	4,935,753	4,883,566
Goodwill	4,854,622	4,854,622
Total Assets	$10,388,633	$10,590,735
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$385,039	$353,159
Accounts payable	1,108,468	758,038
Accrued compensation	434,532	344,015
Accrued expenses	697,088	546,392
Convertible note payable, net of discount of $1,142,217 and $1,701,403, respectively	4,444,336	2,779,199
Derivative liability	480,766	598,306
Loans payable	813,330	780,656
Related party payables	754,344	549,946
Loans payables – related party	4,500,000	4,500,000
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	13,684,996	11,276,804
Economic incentive (Note 12)	1,750,000	1,750,000
Total Liabilities	15,434,996	13,026,804

Commitments and contingencies	—	—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 0 and 2,000,000 shares issued and outstanding, respectively	—	1,800,000
Total mezzanine equity	—	1,800,000

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 715,656,183 and 682,463,425 shares issued and outstanding, respectively	715,657	682,464
Common stock to be issued	467,772	217,775
Additional paid-in capital	31,253,743	28,238,505
Accumulated other comprehensive loss	(223)	2,171
Accumulated deficit	(38,817,429)	(34,831,900)
Non-controlling interest	1,332,117	1,452,916
Total stockholders' deficit	(5,046,363)	(4,236,069)
Total liabilities and stockholders' deficit	$10,388,633	$10,590,735

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$23,455	$161,297	$73,147	$161,297
Cost of revenue	12,100	33,862	9,115	33,862
Gross margin	11,355	127,435	64,032	127,435
Operating Expenses:
Consulting	222,713	150,773	606,945	694,498
Advertising and promotion	30,044	—	60,716	—
Development expense	20,858	—	49,373	—
Professional fees	(79,255)	125,814	322,650	541,560
Payroll expense	328,892	358,140	630,438	532,264
Director fees	27,992	13,500	41,992	88,000
General and administration expenses	333,924	510,856	662,464	760,803
Total operating expense	885,168	1,159,083	2,374,578	2,617,125
Loss from Operations	(873,813)	(1,031,648)	(2,310,546)	(2,489,690)
Other income (expense):
Interest expense	(883,764)	(1,281,497)	(2,366,562)	(1,709,153)
Change in fair value of derivative	113,184	(544,606)	711,490	1,136,079
Loss on debt issuance	(281,450)	(180,537)	(357,140)	(2,676,526)
Gain on conversion of debt	—	260,882	—	260,882
Gain on extinguishment of debt	20,000	17,500	216,430	17,500
Other income	475	—	—	—
Total other expense	(1,031,555)	(1,728,258)	(1,795,782)	(2,971,218)
Net loss before provision for income tax	(1,905,368)	(2,759,906)	(4,106,328)	(5,460,908)
Provision for income tax expense	—	—	—	—
Net loss	$(1,905,368)	$(2,759,906)	$(4,106,328)	$(5,460,908)
Net loss attributed to non-controlling interest	80,871	33,294	120,799	33,294
Net loss attributed to Clean Vision Corporation	(1,824,497)	(2,726,612)	(3,985,529)	(5,427,614)
Other comprehensive income:
Foreign currency translation adjustment	(226)	(15,517)	(2,394)	(17,058)
Comprehensive loss	$(1,824,723)	$(2,742,129)	$(3,987,923)	$(5,444,672)
Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding - basic and diluted	701,250,952	472,393,505	695,912,664	452,020,498

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2023 (Restated)	—	$—	2,000,000	$2,000	682,463,425	$682,464	$28,238,505	$217,775	$2,171	$1,452,916	$(34,831,900)	$(4,236,069)
Stock issued for services	—	—	—	—	455,840	456	15,544	261,772	—	—	—	277,772
Stock issued for debt commitments	—	—	—	—	5,600,000	5,600	196,560	—	—	—	—	202,160
Stock issued for cash	—	—	—	—	5,000,000	5,000	95,000	—	—	—	—	100,000
Stock issued for warrant exercise	—	—	—	—	2,181,818	2,182	(2,182)	—	—	—	—	—
Debt issuance cost – warrants issued	—	—	—	—	—	—	575,690	—	—	—	—	575,690
Net loss	—	—	—	—	—	—	—	—	(2,168)	(39,928)	(2,161,032)	(2,203,128)
Balance, March 31, 2024	—	—	2,000,000	2,000	695,701,083	695,702	29,119,117	479,547	3	1,412,988	(36,992,932)	(5,283,575)
Stock issued for services	—	—	—	—	10,000,000	10,000	206,000	—	—	—	—	216,000
Stock issued for debt commitments	—	—	—	—	435,012	435	19,340	(11,775)	—	—	—	8,000
Stock issued for conversion of debt	—	—	—	—	9,520,088	9,520	109,286	—	—	—	—	118,806
Cancellation of mezzanine equity	—	—	—	—	—	—	1,800,000	—	—	—	—	1,800,000
Net loss	—	—	—	—	—	—	—	—	(226)	(80,871)	(1,824,497)	(1,824,497)
Balance, June 30, 2024	—	$—	2,000,000	$2,000	715,656,183	$715,657	$31,253,743	$467,772	$(223)	$1,332,117	$(38,817,429)	$(5,046,363)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock to be	Accumulated Other	Accumulated	Minority	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Comprehensive Loss	Deficit	Interest	Deficit
Balance, December 31, 2022	—	$—	2,000,000	$2,000	402,196,273	$402,197	$15,203,394	$76,911	$16,670	$(19,078,809)	$—	$(3,377,637)
Stock dividend	—	—	—	—	21,816,590	21,817	1,461,711	—	—	(1,483,528)	—	—
Stock issued for services – related party	—	—	—	—	500,000	500	60,500	—	—	—	—	61,000
Stock issued for services	—	—	—	—	4,950,000	4,950	350,425	39,334	—	—	—	394,709
Stock issued for cash	—	—	—	—	16,750,000	16,750	318,250	—	—	—	—	335,000
Stock issued for debt conversion	—	—	—	—	19,286,137	19,286	366,437	—	—	—	—	385,723
Debt issuance cost – warrants issued	—	—	—	—	—	—	1,321,698	—	—	—	—	1,321,698
Shares cancelled	—	—	—	—	(3,000,000)	(3,000)	3,000	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,541)	(2,701,002)	—	(2,702,543)
Balance, March 31, 2023	—	—	2,000,000	2,000	462,499,000	462,500	19,085,415	116,245	15,129	(23,263,339)	—	(3,582,050)
Adjust stock dividend shares	—	—	—	—	(16)	—	—	—	—	—	—	—
Stock issued for services	—	—	—	—	500,000	500	31,900	(27,475)	—	—	—	4,925
Stock issued for debt conversion	—	—	—	—	25,450,000	25,450	949,650	—	—	—	—	975,100
Debt issuance cost – warrants issued	—	—	—	—	—	—	1,348,364	—	—	—	—	1,348,364
Net loss	—	—	—	—	—	—	—	—	(15,517)	(2,726,612)	(33,294)	(2,775,423)
Balance, June 30, 2023	—	$—	2,000,000	$2,000	488,448,984	$488,450	$21,571,369	$88,771	$(388)	$(25,989,951)	$(33,294)	$(3,873,043)

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(4,106,328)	$(5,427,614)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	285,772	399,635
Stock issued for services – related party	—	61,000
Debt discount amortization	2,108,012	1,636,939
Loss on issuance of debt	357,140	2,676,526
Change in fair value of derivative	(711,490)	(1,136,079)
Gain on conversion of debt	—	(260,882)
Gain on extinguishment of debt	(216,430)	(17,500)
Depreciation expense	95,447	—
Changes in operating assets and liabilities:
Prepaids and other assets	(83,992)	(63,474)
Accounts receivable	62,815	—
Accounts payable	350,430	(228,479)
Accruals	159,501	193,398
Related-party payables - short-term	204,398	—
Accrued compensation	110,517	(72,787)
Net cash used by operating activities	(1,384,208)	(2,239,317)

Cash Flows from Investing Activities:
Prepaid for acquisition	—	(2,000,000)
Purchase of property and equipment	(147,634)	—
Net cash used by investing activities	(147,634)	(2,000,000)

Cash Flows from Financing Activities:
Cash overdraft acquired in acquisition	—	(11,093)
Cash Overdraft	31,880	—
Proceeds from convertible notes payable	1,358,500	4,434,500
Payments-convertible notes payable	(314,285)	(135,000)
Proceeds from the sale of common stock	100,000	335,000
Proceeds from notes payable - related party	—	5,000
Repayment of related party loans	—	(10,000)
Proceeds from notes payable	52,674	42,500
Payments - notes payable	—	(21,005)
Net cash provided by financing activities	1,258,769	4,639,902

Net change in cash	(273,073)	400,585
Effects of currency translation	(2,394)	(17,058)
Cash at beginning of period	339,921	10,777
Cash at end of period	$64,454	394,304

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$118,806	$1,123,397
Warrants issued with notes payable	$575,690	$—
Cancellation of Series B preferred stock	$1,800,000	$—
Stock issued for debt commitments	$418,160	$—
Note payable issued for acquisition	$—	$4,500,000

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

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

All operations are currently being conducted through Clean-Seas, a wholly-owned subsidiary. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 23, 2023, Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in Ecosynergie, which changed its name to Clean-Seas Morocco, LLC. Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco, in April 2023, which currently has capacity to convert 20 TPD of waste plastic through pyrolysis.

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

Clean-Seas West Virginia, formed on April 1, 2023, is our first PCN facility slated for the United States and is currently expected to be operational in the third quarter of 2025. This facility will be located in the city of Belle, outside of Charleston, the capital of West Virginia, and is expected to begin operations converting 50 TPD of plastic feedstock. The Company expects to expand to greater than 500 TPD within three years of beginning operations. Clean-Seas has engaged MacVallee, LLC (“MacVallee”) to secure mixed plastic feedstock from material recovery facilities and industrial suppliers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2024 and not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2023.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).  As of June 30, 2024, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2024 and December 31, 2023.

Principles of Consolidation

The accompanying unaudited consolidated financial statements for the period ended June 30, 2024, include the accounts of the Company and its wholly owned subsidiaries, Clean-Seas, Inc., Clean-Seas India Private Limited, Clean-Seas Group, Endless Energy, Inc., EcoCell, Inc., Clean-Seas Arizona, Inc., Clean-Seas West Virginia, and our 51% owned subsidiary, Clean-Seas Morocco, LLC. As of June 30, 2024, there was no activity in Clean-Seas Group, Endless Energy or Clean-Seas Arizona. All intercompany transactions are eliminated in consolidation.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2024, there are warrants to purchase up to 296,138,059 shares of common stock and approximately 220,313,000 dilutive shares of common stock from convertible notes payable. As of June 30, 2023, there are warrants to purchase up to 116,944,802 shares of common stock and approximately 153,000,000 dilutive shares of common stock from a convertible note payable. As of June 30, 2024 and 2023, there are 20,000,000 and 20,000,000 potentially dilutive shares of common stock, respectively, if the Series C preferred stock were to be converted. As of June 30, 2024 and 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

June 30, 2024

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$480,766
Total	$—	$—	$480,766

December 31, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$598,306
Total	$—	$—	$598,306

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

For the period ended June 30, 2024, our operations in Morocco had generated approximately $73,000 in revenue. During the period, 93% of revenue was from one party. As of June 30, 2024, we did not generate revenue from any other sources.

Trade Accounts Receivable

Trade accounts receivable are amounts due from customers under normal trade terms. After assessing the creditworthiness of our customers and considering our historical experience, anticipated future operations, and prevailing economic conditions, we have determined that the application of the current expected credit loss (CECL) methodology would be immaterial to our financial statements. Consequently, no allowance for credit losses has been recorded as of the year-end. The absence of a recorded allowance for credit losses reflects our judgment that potential credit losses on outstanding receivables are negligible. As of June 30, 2024, approximately 87% of accounts receivable are due from one customer.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $38,817,429 at June 30, 2024, and had a net loss of $4,106,328 for the six months ended June 30, 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 4 — BUSINESS COMBINATIONS

On April 23, 2023 (the “Morocco Closing Date”), Clean-Seas, a wholly owned subsidiary of the Company, completed its acquisition of a fifty-one percent (51%) interest (the “Morocco Acquisition”) in EcoSynergie S.A.R.L., a limited liability company organized under the laws of Morocco (“Ecosynergie”), pursuant to that certain Notarial Deed (the “Morocco Purchase Agreement”) dated as of January 23, 2023 (the “Signing Date”) setting forth the terms and provisions applicable to the Morocco Acquisition (the “Purchase Agreement”). On the Morocco Closing Date, (i) EcoSynergie’s name was changed to Clean-Seas Morocco, LLC, (ii) Mrs. Halima Aboudeine and Mr. Daniel C. Harris, the Company’s CRO, were appointed as managers of Clean-Seas Morocco and (iii) Mr. Harris was appointed to serve as the Chief Executive Officer of Clean-Seas Morocco. EcoSynergie was not acquired from a related party and the Company did not have common control with EcoSynergie at the time of the Morocco Acquisition.

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

NOTE 5 — PROPERTY & EQUIPMENT

Property and equipment are recorded at cost. The Company capitalizes purchases of property and equipment over $5,000. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows between three and ten years.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2024	December 31, 2023
Pyrolysis unit	$185,700	$185,700
Equipment	537,095	436,532
Buildings and fixtures	539,701	493,411
Land	3,871,394	3,867,095
Office furniture	1,523	989
Less: accumulated depreciation	(199,660)	(100,161)
Property and equipment, net	$4,935,753	$4,883,566

Depreciation expense

For the six months ended June 30, 2024 and 2023, depreciation expense was $95,447 and $0, respectively.

NOTE 6 — LOANS PAYABLE

Effective January 1, 2024, the Company acquired a financing loan for its Director and Officer Insurance for $40,800. The loan bears interest at 8.75%, requires monthly payments of $424,541 and is due within one year. As of June 30, 2024, the balance due is $29,046.

West Virginia State Incentive Package

On June 12, 2023, Clean-Seas announced that it secured $12 million in state incentives, which includes $1.75 million in cash to establish a PCN facility outside of Charleston, West Virginia. Clean-Seas West Virginia, Inc., a West Virginia corporation (“Clean-Seas West Virginia”), has an existing feedstock supply agreement for 100 TPD of post-industrial plastic waste and is planned to be a PCN hub servicing the Mid-Atlantic states. The project will commence in phases, Phase 1 being 50 TPD, scaling up to 500 TPD. Additional project finance capital is in the process of being secured and the Company received the $1.75 million cash disbursement on September 25, 2023.

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

On February 21, 2023, the initial investor under the February Purchase Agreement purchased a senior convertible promissory note (the “February Note”) in the original principal amount of $2,500,000 and a warrant to purchase 29,434,850 shares of the Company’s common stock. The maturity date of the February Note is February 21, 2024 (the “Maturity Date”). The February Note bears interest at a rate of 5% per annum. The February Note carries an original issue discount of 2%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the February Note. The Company also issued a warrant to the initial investor that is exercisable for shares of the Company’s common stock at a price of $0.0389 per share and expires five years from the date of issuance.

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

Commitment shares are valued at the closing stock price on the effective date of the promissory note. The value of the shares is accounted for as debt discount.

The Company deducts the total value of all discounts (OID, value of warrants, discount for derivative) from the calculated derivative liability with any difference accounted for as a loss on debt issuance.

The following table summarizes the convertible notes outstanding as of June 30, 2024:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2023	Additions	Repayments / Conversions	Balance June 30, 2024
Walleye Opportunities Fund	2/21/2023	12/1/2024	5%	436,316	—	—	436,316
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	1,500,000	—	—	1,500,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	1,714,286	—	—	1,714,286
Coventry Enterprises, LLC	7/31/2023	7/31/2024	10%	500,000	—	(460,715) (1)	39,285
GS Capital Partners	10/26/2023	7/26/2024	12%	330,000	—	(110,000)	220,000
Clearthink Capital Partners	2/12/2024	11/12/2024	12%	—	220,000	—	220,000
Trillium Partners LP	2/22/2024	1/15/2025	10%	—	580,000	—	580,000
Walleye Opportunities Fund	3/25/2024	12/1/2024	5%	—	666,666	—	666,666
Clearthink Capital Partners	5/24/2024	1/24/2025	12%	—	110,000	—	110,000
Coventry Enterprises, LLC	6/14/2024	5/15/2025	10%	—	100,000	—	100,000
Total				$4,480,602	$1,676,666	$(570,515)	$5,586,553
Less debt discount				$(1,701,403)			(1,142,217)
Convertible notes payable, net				$2,779,199			$4,444,336

(1)	$314,284 was repaid in cash, $146,430 was forgiven along with $50,000 of accrued interest.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	$598,306
Increase to derivative due to new issuances	593,950
Decrease to derivative due to mark to market	(113,184)
Decrease to derivative due to modification of conversion terms	(598,306)
Balance at June 30, 2024	$480,766

NOTE 8 — RELATED PARTY TRANSACTIONS

Daniel Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Daniel Bates, CEO. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.

As of June 30, 2024 and 2023, the Company owed Mr. Bates $229,000 and $189,000, respectively, for accrued compensation.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month, which increased to $7,500 in June 2023.

Daniel Harris, Chief Revenue Officer

As of June 30, 2024 and 2023, the Company owed Mr. Harris, $17,500 and $17,500, respectively, for accrued compensation.

Erfran Ibrahim, former CTO

As of June 30, 2024 and 2023, the Company owed Mr. Ibrahim, $60,000 and $60,000, respectively, for accrued compensation.

Michael Dorsey, Director

During the six months ended June 30, 2024 and 2023, the Company paid Mr. Dorsey, $9,000 and $9,000, respectively, for director fees.

Greg Boehmer, Director

During the six months ended June 30, 2024 and 2023, the Company paid Mr. Boehmer, $9,000 and $9,000, respectively, for director fees. In addition, the Company owes Mr. Boehmer $6,000 and $0, for consulting services as of June 30, 2024 and December 31, 2023.

Bart Fisher, Director

During the six months ended June 30, 2024 and 2023, the Company paid Mr. Fisher, $9,000 and $9,000, respectively, for director fees.

Green Invest Solutions Ltd.

During September 2023, a $70,000 note was issued to Green Invest Solutions Ltd. which is managed by the same individuals as Clean-Seas Morocco. The loan is considered to be short-term and is not accruing interest.

Management of Clean-Seas Morocco

On occasion, management of Clean-Seas Morocco provides funds to the company for general operations. As of June 30, 2024 and December 31, 2024, $754,344 and $549,946 was due to management, respectively. There are no agreements and no interest rates applied.

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

On February 22, 2024, the Company granted 3,600,000 shares of common stock for services. The shares were valued at $0.0248, the closing stock price on the date of grant, for total non-cash compensation expense of $89,280. The expense is being recognized over the term of the agreement. As of June 30, 2024, the shares have not yet been issued by the transfer agent and are disclosed of common stock to be issued.

On February 23, 2024, the Company granted 5,000,000 shares of common stock for services. The shares were valued at $0.0351, the closing stock price on the date of grant, for total non-cash compensation expense of $171,500. The expense is being recognized over the term of the agreement. As of June 30, 2024, the shares have not yet been issued by the transfer agent and are disclosed of common stock to be issued.

On February 9, 2024, the Company issued 1,600,000 shares of common stock to ClearThink, pursuant to the terms of a Securities Purchase Agreement (Note 7).

On February 15, 2024, the Company issued 4,000,000 shares of common stock to Trillium Partners, pursuant to the terms of a Securities Purchase Agreement (Note 7).

On March 22, 2024, the Company granted 40,000 shares of common stock for services. The shares were valued at $0.0248, the closing stock price on the date of grant, for total non-cash compensation expense of $992. As of June 30, 2024, the shares have not yet been issued by the transfer agent and are disclosed of common stock to be issued.

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

During the six months ended June 30, 2024, GS Capital Partners, LLC, converted $220,000 and $21,174 of principal and interest, respectively, into 22,151,524 shares of common stock.

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

On December 17, 2020, the Company entered into a three-year consulting agreement with Leonard Tucker LLC (“Tucker”). Per the terms of the agreement, Tucker received 2,000,000 shares of Series B Preferred Stock for services provided, which shares of Series B Preferred Stock are to be classified as mezzanine equity until they are fully issued. As a result of the arbitrator’s April decision regarding the Company’s litigation with Tucker, April 15, 2024, Tucker does not hold any shares of Series B Preferred Stock. See Note 12 – Commitments and Contingencies (Legal Proceedings) below. The Series B Preferred Stock were cancelled and credited to additional paid in capital.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	9,040,000	$0.02	2.25
Issued	107,914,802	$0.04	4.46
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	116,954,802	$0.037	4.25	$345,500
Issued	181,365,075	$0.03	5
Cancelled	—	$—	—
Exercised	(2,181,818)	$—	—
Outstanding, June 30, 2024	296,138,059	$0.033	4.48	$—

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

NOTE 13 — DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the liabilities of the discontinued operations in the consolidated balance sheets. The liabilities have been reflected as discontinued operations in the consolidated balance sheets as of June 30, 2024 and December 31, 2023, and consist of the following:

  Disposal Groups, Including Discontinued Operations

	June 30, 2024	December 31, 2023
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

 NOTE 14 – RESTATEMENT

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

(1)	– Adjustments to correct accounts payable balances
(2)	– Adjustments to correctly account for the conversion of debt

NOTE 15 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date of filing and has determined that it has the following material subsequent events to disclose in these consolidated financial statements.

Subsequent to June 30, 2024, the Company’s transfer agent issued 9,010,370 shares of common stock granted and accounts for in the prior period.

Subsequent to June 30, 2024, GS Capital Partners, LLC, converted $110,000 and $12,368 of principal and interest, respectively, into 12,631,436 shares of common stock.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2024

Revenue

For the three months ended June 30, 2024 and 2023, the Company recognized revenue of $23,455 and $161,297, respectively from our subsidiary Clean-Seas Morocco. The decrease in revenue to due to a technical issue with the equipment in Morocco resulting in the plant needing to be shut down while repairs were being made. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco. The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Consulting Expense

For the three months ended June 30, 2024 and 2023, we had consulting expenses of $222,713 and $150,773, respectively, an increase of $71,940 or 47.7%. The increase is due to the use of additional consultants during the period.

Professional Fees

For the thee months ended June 30, 2024, we show professional fees of ($79,255). This is due to the adjustments made to our restated financial statements for the year ended December 31, 2023. For the three months ended June 30, 2023 we incurred $125,814 of professional fees.

Payroll Expense

For the three months ended June 30, 2024 and 2023, we had payroll expenses of $328,892 and $358,140, respectively, a decrease of $29,248 or 8.2%.

Director Fees

For the three months ended June 30, 2024 and 2023, we had director fees of $27,992 and $13,500, respectively, an increase of $14,492 or 107.3%. Our directors are compensated $4,500 per quarter.

General and Administrative expense

For the three months ended June 30, 2024 and 2023, we had G&A expenses of $333,924 and $510,856, respectively, a decrease of $176,932 or 34.6%. In the current period we have had to decrease spending while the Company pursues financing opportunities.

Other Income and Expense

For the three months ended June 30, 2024 and 2023, we had total other expense of $1,031,555 and $1,728,258, respectively In the current period we recognized $883,764 of interest expense, of which $785,478 was amortization of debt discount, a loss of $281,450 for the issuance of convertible debt, a gain in the change in fair value of derivative of $113,184, a gain on the extinguishment of debt of $20,000 and other income of $475. For the three months ended June 30, 2023, we had total other expense of $1,728,258 compared to $57,239 for the three months ended June 30, 2022. In the current period we recognized $1,281,497 of interest expense, of which $1,227,497 was amortization of debt discount, a loss on debt issuance of $180,537 and a loss in the change in fair value of derivative of $544,606. This was offset with a gain of $260,882 for the conversion of debt and $17,500 from extinguishment of debt.

Net Loss

Net loss for the three months ended June 30, 2024 and 2023, was $1,824,497 (after deducting $80,871 for the non-controlling interest) and $2,726,612, respectively.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2024

Revenue

For the six months ended June 30, 2024 and 2023, the Company recognized revenue of $73,147 and $161,297, respectively from our subsidiary Clean-Seas Morocco. The decrease in revenue to due to a technical issue with the equipment in Morocco resulting in the plant needing to be shut down while repairs were being made. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco. The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Consulting Expense

For the six months ended June 30, 2024 and 2023, we had consulting expenses of $606,945 and $694,498, respectively, a decrease of $87,553 or 12.6%. The decrease is mainly due to no longer using certain consultants during the current period.

Professional Fees

For the six months ended June 30, 2024 and 2023, we had professional fees of $322,650 and $541,560, respectively, a decrease of $218,910 or 40.4%. The decrease is mostly due to a decrease in legal fees during the period.

Payroll Expense

For the six months ended June 30, 2024 and 2023, we had payroll expenses of $630,438 and $532,264, respectively, an increase of $98,174 or 18.4%. The increase is due to an additional employee hired for Clean Seas.

Director Fees

For the six months ended June 30, 2024 and 2023, we had director fees of $41,992 and $88,000, respectively, a decrease of $46,008 or 52.3%. Our directors are compensated $4,500 per quarter. In the prior period we issued 500,000 shares of common stock to a new director for total non-cash compensation expense of $61,000.

General and Administrative expense

For the six months ended June 30, 2024 and 2023, we had G&A expenses of $662,464 and $760,803, respectively, a decrease of $98,339 or 12.9%. In the current period we have had to decrease spending while the Company pursues financing opportunities.

Other Income and Expense

For the six months ended June 30, 2024 and 2023, we had total other expense of $1,795,782 and $2,971,218, respectively In the current period we recognized $2,366,562 of interest expense, of which $2,108,012 was amortization of debt discount, a loss of $357,140 for the issuance of convertible debt, a gain in the change in fair value of derivative of $711,490, a gain on the extinguishment of debt of $216,430. In the current period we recognized $1,709,153 of interest expense, of which $1,636,939 was amortization of debt discount and a loss on debt issuance of $2,676,526. This was offset with a gain of $260,882 for the conversion of debt, $17,500 from extinguishment of debt and a gain in the change in fair value of derivative of $1,136,079.

Net Loss

Net loss for the six months ended June 30, 2024 and 2023, was $3,985,529 (after deducting $120,799 for the non-controlling interest) and $5,427,614, respectively.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the six months ended June 30, 2024 and 2023, we used $1,384,208 and $2,239,317 of cash used in operating activities. During the current period, we incurred a net loss of $4,106,328, adjusted by $1,918,451 for non-cash items and $803,669 in adjustments for changes in assets and liabilities. In the prior period we used $2,239,371 of cash in operating activities, which included $3,431,853 for non-cash items and $117,644 for operating activities.

Cash Flow from Investing Activities

During the six months ended June 30, 2024, we used $147,634 for the purchase of property and equipment. During the six months ended June 30, 2023, we used $2,000,000 for prepayment for the acquisition of Morocco-based Ecosynergie Group.

Cash Flow from Financing Activities

During the six months ended June 30, 2024, we had net cash received of $1,208,769. We received $1,358,500 of proceeds from convertible notes, $100,000 proceeds from the sale of Common Stock, $32,674 from other notes payable. Cash received was offset by repayment of $314,285 of a convertible note payable and a cash overdraft of $31,880. In the prior period we received net cash of $4,639,902, respectively, from financing activities. In the current period we received $4,434,500 from a convertible note payable, $42,500 from a note payable, $5,000 from our CEO, and $335,000 from the sale of our common stock. We repaid $10,000 of the loan owed to our CEO, $135,000 of a convertible note and $21,005 on other notes payable.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the six months ended June 30, 2024, the Company had a working capital deficit of $13,086,738, an accumulated deficit of $38,817,429 and net loss of $4,106,328. The Company has not yet established a source of revenue sufficient to cover its operating and has incurred net losses since inception. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown.

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

Capital Raising Transactions

Proceeds from Notes Payable

We generated net proceeds of $1,358,500 from the issuance of convertible notes during the six months ended June 30, 2024.

Other outstanding obligations at June 30, 2024

Convertible Notes Payable

The Company has convertible promissory notes aggregating $5,586,553 (not including debt discounts) outstanding at June 30, 2024. The accrued interest amounted to approximately $403,000 as of June 30, 2024. The convertible notes payable bear interest at rates ranging between 5% and 12% per annum. At June 30, 2024, none of the convertible promissory notes have matured and are in default.

Critical Accounting Policies

See the Company’s discussion under Note 2 - Summary of Significant Accounting Policies in its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six-month period ended June 30, 2024, the Company did not issue any shares not previously reported in a Current Report on Form 8-K.

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

Date: August 19, 2024	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)