Form 10-Q/A
period 2024-03-31
Clean Vision Corp
filed 2024-10-21
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of October 16, 2024, there were 798,511,454 shares of the issuer’s common stock issued and outstanding.

Explanatory Note:

On July 20, 2024, the Clean Vision Corporation (the “Company” or “Clean Vision”) received a written notification from its independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), advising the Company that, through no fault of the Company and solely due to Fruci’s failure to follow sufficient audit procedures, the financial statements for the period ended December 31, 2023 could no longer be relied upon. As a result of this notification, the Company went through additional audit procedures and identified certain account balances that were materially misstated. The correction of those misstatements resulted in balances for the period ended March 31, 2024 also being materially misstated. This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 20, 2024. There have been no changes to the financial statements other than what has been presented in this Amendment No. 1.

CLEAN VISION CORPORATION

FORM 10-Q/A

For the Quarterly Period Ended March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN VISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)/ (Restated)	(Audited)/ (Restated)
Current Assets:
Cash	$266,227	$339,921
Prepaids and other assets	645,849	366,812
Accounts receivable	62,735	70,745
Loan receivable	70,000	70,000
Trading securities	5,073	5,069
Total Current Assets	1,049,884	852,547
Property and equipment	4,968,180	4,883,566
Goodwill	4,854,622	4,854,622
Total Assets	$10,872,686	$10,590,735
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$367,024	$353,159
Accounts payable	889,514	758,038
Accrued compensation	390,932	344,015
Accrued expenses	627,889	546,392
Convertible note payable, net of discount of 1,717,702 and $1,701,403, respectively	3,768,851	2,779,199
Derivative liability	495,635	598,306
Loans payable	813,974	780,656
Related party payables	706,642	549,946
Loans payables – related party	4,500,000	4,500,000
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	12,627,554	11,276,804
Economic incentive (Note 12)	1,750,000	1,750,000
Total Liabilities	14,377,554	13,026,804

Commitments and contingencies	—	—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding, respectively	1,800,000	1,800,000
Total mezzanine equity	1,800,000	1,800,000

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 695,701,083 and 682,463,425 shares issued and outstanding, respectively	695,702	682,464
Common stock to be issued	479,547	217,775
Additional paid-in capital	29,119,117	28,238,505
Accumulated other comprehensive loss	3	2,171
Accumulated deficit	(37,000,557)	(34,831,900)
Non-controlling interest	1,399,320	1,452,916
Total stockholders' deficit	(5,304,868)	(4,236,063)
Total liabilities and stockholders' deficit	$10,872,686	$10,590,735

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

  CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(Restated)
Revenue	$49,692	$—
Cost of revenue	2,985	—
Gross margin	$52,677	$—
Operating Expenses:
Consulting	$384,732	$543,725
Advertising and promotion	30,672	—
Development expense	28,515	—
Professional fees	271,091	415,746
Payroll expense	301,546	174,124
Director fees	13,500	74,500
General and administration expenses	338,955	249,947
Total operating expense	1,369,011	1,458,042
Loss from Operations	(1,316,334)	(1,458,042)
Other income (expense):
Interest expense	(1,475,355)	(427,656)
Change in fair value of derivative	625,857	1,680,685
Loss on debt issuance	(252,376)	(2,495,989)
Gain on extinguishment of debt	196,430	—
Other expense, net	(475)	—
Total other expense	(905,919)	(1,242,960)
Net loss before provision for income tax	(2,222,253)	(2,701,002)
Provision for income tax expense	—	—
Net loss	$(2,222,253)	$(2,701,002)
Net loss attributed to non-controlling interest	53,596	—
Net loss attributed to Clean Vision Corporation	(2,168,657)	(2,701,002)
Other comprehensive income:
Foreign currency translation adjustment	(2,168)	(1,541)
Comprehensive loss	$(2,170,825)	$(2,702,543)
Loss per share - basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding - basic and diluted	690,746,468	431,421,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2023 (Restated)	—	$—	2,000,000	$2,000	682,463,425	$682,464	$28,238,505	$217,775	$2,171	$1,452,916	$(34,831,900)	$(4,236,069)
Stock issued for services	—	—	—	—	455,840	456	15,544	261,772	—	—	—	277,772
Stock issued for debt commitments					5,600,000	5,600	196,560					202,160
Stock issued for cash	—	—	—	—	5,000,000	5,000	95,000	—	—	—	—	100,000
Stock issued for warrant exercise	—	—	—	—	2,181,818	2,182	(2,182)	—	—	—	—	—
Debt issuance cost – warrants issued	—	—	—	—	—	—	575,690	—	—	—	—	575,690
Net loss	—	—	—	—	—	—	—	—	(2,168)	(53,596)	(2,168,657)	(2,202,490)
Balance, March 31, 2024 (Restated)	—	$—	2,000,000	$2,000	695,701,083	$695,702	$29,119,117	$479,547	$3	$1,399,320	$(37,000,557)	$(5,304,868)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock to be	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Deficit	Deficit
Balance, December 31, 2022	—	$—	2,000,000	$2,000	402,196,273	$402,197	$15,203,394	$76,911	$16,670	$(19,078,809)	$(3,377,637)
Stock dividend	—	—	—	—	21,816,590	21,817	1,461,711	—	—	(1,483,528)	—
Stock issued for services – related party	—	—	—	—	500,000	500	60,500	—	—	—	61,000
Stock issued for services	—	—	—	—	4,950,000	4,950	350,425	39,334	—	—	394,709
Stock issued for cash	—	—	—	—	16,750,000	16,750	318,250	—	—	—	335,000
Stock issued for debt conversion	—	—	—	—	19,286,137	19,286	366,437	—	—	—	385,723
Debt issuance cost – warrants issued	—	—	—	—	—	—	1,321,698	—	—	—	1,321,698
Shares cancelled	—	—	—	—	(3,000,000)	3,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,541)	(2,701,002)	(2,702,543)
Balance, March 31, 2023	—	$—	2,000,000	$2,000	462,499,000	$462,500	$19,085,415	$116,245	$15,129	$(23,263,339)	$(3,582,050)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

  CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(2,222,253)	$(2,701,002)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	277,772	394,709
Stock issued for services – related party	—	61,000
Debt discount amortization	1,322,527	409,442
Loss on issuance of debt	252,376	2,495,989
Change in fair value of derivative	(625,587)	(1,680,685)
Gain on extinguishment of debt	(196,430)	—
Depreciation expense	57,581	—
Changes in operating assets and liabilities:
Prepaid	(279,041)	(93,963)
Accounts receivable	8,010	—
Accounts payable	131,475	(45,125)
Accruals	81,498	32,946
Related-party payables - short-term	156,696	—
Accrued compensation	46,917	(16,287)
Net cash used by operating activities	(988,729)	(1,142,976)

Cash Flows from Investing Activities:
Prepaid for acquisition	—	(1,000,000)
Purchase of property and equipment	(142,195)	—
Net cash used by investing activities	(142,195)	(1,000,000)

Cash Flows from Financing Activities:
Cash overdraft	13,865	—
Proceeds from convertible notes payable	1,176,500	2,120,500
Payments-convertible notes payable	(314,285)	—
Proceeds from the sale of common stock	100,000	335,000
Proceeds from notes payable - related party	—	5,000
Repayment of related party loans	—	(10,000)
Proceeds from notes payable	83,318	42,500
Payments - notes payable	—	(8,298)
Net cash provided by financing activities	1,059,398	2,484,702

Net change in cash	(1,526)	341,726
Effects of currency translation	(2,168)	(1,541)
Cash at beginning of period	339,921	10,777
Cash at end of period	$266,227	350,962

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$—	$385,723
Warrants issued with notes payable	$575,690	—

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).  As of March 31, 2024, the Company had no cash in excess of the FDIC’s $250,000 coverage limit in any one financial institution.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2024, there are warrants to purchase up to 296,138,059 shares of common stock and approximately 193,000,000 dilutive shares of common stock from a convertible notes payable. As of March 31, 2023  , there are warrants to purchase up to 55,214,850 shares of common stock and approximately 45,539,000 dilutive shares of common stock from a convertible note payable. As of March 31, 2024 and 2023, there are 20,000,000 and 20,000,000 potentially dilutive shares of common stock, respectively, if the Series C preferred stock were to be converted. There are 2,000,000 shares of Series B preferred stock outstanding. The Series B Preferred Stock can automatically be converted on January 1, 2023  , into shares of common stock at the rate of 10 shares of Common Stock for each share of Preferred Stock. As of March 31, 2024 and 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

March 31, 2024

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$495,635
Total	$—	$—	$495,635

December 31, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$598,306
Total	$—	$—	$598,306

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $37,000,557 at March 31, 2024, and had a net loss of $2,168,657 for the three months ended March 31, 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2024	December 31, 2023
Pyrolysis unit	$185,700	$185,691
Equipment	537,095	436,532
Buildings and fixtures	535,122	493,411
Land	3,867,095	3,867,095
Office furniture	1,497	998
Less: accumulated depreciation	(158,329)	(100,161)
Property and equipment, net	$4,968,180	$4,883,566

Depreciation expense

For the three months ended March 31, 2024 and 2023, depreciation expense was $57,581 and $0, respectively.

NOTE 6 — LOANS PAYABLE

Effective January 1, 2024, the Company acquired a financing loan for its Director and Officer Insurance for $40,800. The loan bears interest at 8.75%, requires monthly payments of $4,245.41 and is due within one year. As of March 31, 2024, the balance due is $36,795.

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

The Company deducts the total value of all discounts (OID, value of warrants, discount for derivative) from the calculated derivative liability with any difference accounted for as a loss on debt issuance. For the three months  ended March 31, 2024, the Company recognized a total loss of the issuance of convertible debt of $252,376.

The following table summarizes the convertible notes outstanding as of March 31, 2024:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2023	Additions	Repayments	Balance March 31, 2024
Walleye Opportunities Fund	2/21/2023	12/1/2024	5%	436,316	—	—	436,316
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	1,500,000	—	—	1,500,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	1,714,286	—	—	1,714,286
Coventry Enterprises, LLC	7/31/2023	7/31/2024	10%	500,000	—	(460,715) (1)	39,285
GS Capital Partners	10/26/2023	7/26/2024	12%	330,000	—	—	330,000
Clearthink Capital Partners	2/12/2024	11/12/2024	12%	—	220,000	—	220,000
Trillium Partners LP	2/22/2024	1/15/2025	10%	—	580,000	—	580,000
Walleye Opportunities Fund	3/25/2024	12/1/2024	5%	—	666,666	—	666,666
Total				$4,480,602	$1,466,666	$(460,715)	$5,486,553
Less debt discount				$(1,701,403)			(1,717,702)
Convertible notes payable, net				$2,779,199			$3,768,851

(1)	$314,284 was repaid in cash, $146,430 was forgiven along with $50,000 of accrued interest.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	$598,306
Increase to derivative due to new issuances	523,186
Decrease to derivative due to mark to market	(27,551)
Decrease to derivative due to modification of conversion terms	(598,306)
Balance at March 31, 2024	$495,635

NOTE 8 — RELATED PARTY TRANSACTIONS

Daniel Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Daniel Bates, CEO. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.

As of March 31, 2024 and December 31, 2023, the Company owed Mr. Bates $189,000 and $189,000  , respectively, for accrued compensation.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month, which increased to $7,500 in June 2023.

Daniel Harris, Chief Revenue Officer

As of March 31, 2024 and December 31, 2023, the Company owed Mr. Harris, $17,500 and $17  ,500, respectively, for accrued compensation.

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

Management of Clean-Seas Morocco

On occasion, management of Clean-Seas Morocco provides funds to the company for general operations. As of March 31, 2024 and December 31, 2023, $706,642 and $549,946 was due to management, respectively. There are no agreements and no interest rates applied.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	9,040,000	$0.02	2.25
Issued	107,914,802	$0.04	4.46
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	116,954,802	$0.037	4.25	$514,601
Issued	181,365,075	$0.03	5
Cancelled	—	$—	—
Exercised	(2,181,818)	$—	—
Outstanding, March 31, 2024	296,138,059	$0.033	4.73	$—

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

As of December 31, 2023
	As Reported	Adjusted		As Restated
ASSETS
Current Assets:
Cash	$339,921	$—		$339,921
Prepaids and other assets	366,812	—		366,812
Accounts receivable	70,745	—		70,745
Loan receivable	70,000	—		70,000
Trading securities	5,069	—		5,069
Total Current Assets	852,547	—		852,547
Property and equipment	4,883,566	—		4,883,566
Goodwill	4,854,622	—		4,854,622
Total Assets	$10,590,735	$—		$10,590,735
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Cash overdraft	$353,159	$—		$353,159
Accounts payable	286,922	471,116	(1)	758,038
Accrued compensation	344,015	—		344,015
Accrued expenses	546,392	—		546,392
Convertible note payable, net of discount of $1,701,403	2,779,199	—		2,779,199
Derivative liability	598,306	—		598,306
Loans payable	780,656	—		780,656
Related party payables	549,946	—		549,946
Loans payables – related party	4,500,000	—		4,500,000
Liabilities of discontinued operations	67,093	—		67,093
Total current liabilities	10,805,688	471,116		11,276,804
Economic incentive (Note 12)	1,750,000	—		1,750,000
Total Liabilities	12,555,688	471,116		13,026,804

Commitments and contingencies	—			—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 issued and outstanding	1,800,000	—		1,800,000
Total mezzanine equity	1,800,000	—		1,800,000

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—		—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—		—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	—		2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 682,463,425 shares issued and outstanding	682,464	—		682,464
Common stock to be issued	217,775	—		217,775
Additional paid-in capital	26,591,905	1,646,600	(2)	28,238,505
Accumulated other comprehensive loss	2,171	—		2,171
Accumulated deficit	(32,714,184)	(2,117,716)		(34,831,900)
Non-controlling interest	1,452,916	—		1,452,916
Total stockholders' deficit	(3,764,953)	(471,116)		(4,236,069)
Total liabilities and stockholders' deficit	$10,590,735	$—		$10,590,735

For The Quarter Ended March 31, 2024
	As Reported		Adjusted		As Restated
Revenue	$49,692		$—		$49,692
Cost of revenue	2,985		—		2,985
Gross margin	$52,677		$—		$52,677
Operating Expenses:
Consulting	$384,232		$500	(1)	$384,732
Advertising and promotion	30,672		—		30,672
Development expense	28,515		—		28,515
Professional fees	401,905		(130,814)	(1)	271,091
Payroll expense	301,546		—		301,546
Director fees	14,000		(500)	(1)	13,500
General and administration expenses	328,540		10,415	(1)	338,955
Total operating expense	1,489,410		(120,399)	(1)	1,369,011
Loss from Operations	(1,436,733)		120,399		(1,316,334)
Other income (expense):
Interest expense	(1,482,798)		7,443	(2)	(1,475,355)
Change in fair value of derivative	598,306		27,551	(2)	625,857
Loss on debt issuance	(75,690)		(176,686)		(252,376)
Gain on extinguishment of debt	196,430		—		196,430
Other expense, net	(475)		—		(475)
Total other expense	(764,227)		(141,692)		(905,919)
Net loss before provision for income tax	(2,200,960)		(21,293)		(2,222,253)
Provision for income tax expense	—		—		—
Net loss	$(2,200,960)		$(21,293)		$(2,222,253)
Net loss attributed to non-controlling interest	39,928		13,668	(3)	53,596
Net loss attributed to Clean Vision Corporation	(2,161,032)		(7,625)		(2,168,657)
Other comprehensive income:
Foreign currency translation adjustment	(2,168)		—		(2,168)
Comprehensive loss	$(2,163,200)		$(7,625)		$(2,170,825)
Loss per share - basic and diluted	$(0.02)	$			$(0.02)
Weighted average shares outstanding - basic and diluted	503,760,709		—		503,760,709

(1)	– Adjustments to correct accounts payable balances
(2)	– Adjustments to correctly account for the derivatives and conversion of debt

– Correct amount for minority October 2023 Note

(3)	interest.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations that required recognition or disclosure in these financial statements.

Subsequent to March 31, 2024, the Company’s transfer agent issued 9,075,012 shares of common stock. The shares were granted and expensed in prior periods.

Subsequent to March 31, 2024, the 2,000,000 shares of Series B preferred stock were cancelled.

Subsequent to March 31, 2024, GS Capital Partners, LLC, converted $275,000 and $29,076 or principal and interest, respectively, into 29,368,294 shares of common stock.

Subsequent to March 31, 2024, Trillium Partners LP, converted $291,778 and $48,185 or principal and interest, respectively, and an additional $8,618 of fees, into 44,087,985 shares of common stock.

On May 24, 2024, the Company issued a convertible promissory note to Clearthink Capital Partners LLC in the aggregate principal amount of $110,000 (which includes $18,000 of Original Issue Discount and expenses). Clearthink received 5,000,000 restricted shares of Common Stock as Commitment Shares.

On May 24, 20224, the Company granted 370,370 shares of common stock for services.

On June 14, 2024, the Company issued a convertible promissory note to Coventry Enterprises, LLC in the aggregate principal amount of $100,000 (which includes $10,000 of Original Issue Discount). Coventry received 5,000,000 restricted shares of Common Stock as Commitment Shares.

On August 7, 2024, Coventry Enterprises, LLC, converted $39,285, into 4,454,165 shares of common stock.

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

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q/A or, in the case of documents referred to or incorporated by reference, the date of those documents.

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

Consulting Expense

For the three months ended March 31, 2024 and 2023, we had consulting expenses of $384,732 and $543,725, respectively, a decrease of $158,993  or 29.2%. The decrease is mainly due to a decrease in stock compensation expense. In the current year we issued stock for services for non-cash compensation expense of approximately $74,000 compared to approximately $388,000 of stock compensation expense for preferred shares in the prior period.

Advertising and Promotion

For the three months ended March 31, 2024 and 2023,  we incurred advertising and promotional expense of $30,672 and $0, respectively, an increase of $30,372. The increase in the current period is from a new marketing firm the Company engaged that we had not used in the prior period.

Development Expense

For the three months ended March 31, 2024 and 2023,  we incurred development expense of $28,515 and $0, respectively, an increase of $28,515. In the current period our expenditures for development expense increased as we begin to work on projects in West Virginia.

Professional Fees

For the three months ended March 31, 2024 and 2023, we incurred professional fees of $271,091 and $415,746, respectively, a decrease of $144,655 or 34.8%. Our professional fees consist primarily of legal and audit fees. In the current period we had a decrease of legal fees compared to the prior period.

Payroll Expense

For the three months ended March 31, 2024 and 2023, we had payroll expenses of $301,546 and $174,124, respectively, an increase of $127,422 or 73.2%. Payroll has increased due to both new hires and to salary increases for some of our employees. In addition, we had $44,128 of payroll expense from Clean Seas Morocco.

Director Fees

For the three months ended March 31, 2024 and 2023, we had director fees of $13,500 and $74,500, respectively, a decrease of $61,000 or 81.9%. Our directors are compensated $4,500 per quarter. In the prior period we issued shares of common stock for non-cash expense of $61,000.

General and Administrative expense

For the three months ended March 31, 2024 and 2023, we had G&A expenses of $338,955 and $249,947, respectively, an increase of $89,008 or 35.6%. In the current period we had G&A expense from Clean Seas Morocco and West Virgina of $38,863 and $13,323, respectively.

Other Income and Expense

For the three months ended March 31, 2024 and 2023, we had total other expense of $905,919 and $1,242,960, respectively In the current period we recognized $1,475,355 of interest expense, of which $1,322,528 was amortization of debt discount, a loss on debt issuance of $252,376, a gain in the change in fair value of derivative of $625,857, a gain on the extinguishment of debt of $196,430 and other expense of $475. In the prior period we recognized $427,656 of interest expense, of which $409,442 was amortization of debt discount and a loss on debt issuance of $2,495,989. This was offset with a gain of $1,680,685 for change in fair value of derivative.

Net Loss

Net loss for the three months ended March 31, 2024 and 2023, was $2,168,657 (after deducting $53,596 for the non-controlling interest) and $2,701,002, respectively.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the three months ended March 31, 2024 and 2023, we used $988,729 and $1,142,976 of cash used in operating activities. During the current period, we incurred a net loss of $2,222,253, adjusted by $1,087,969 for non-cash items and $145,555  in adjustments for changes in assets and liabilities. In the prior period we used $1,142,976 of cash in operating activities, which included $1,680,455  for non-cash items and $122,429 for operating activities.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended March 31, 2024, the Company had a working capital deficit of $11,577,670, an accumulated deficit of $37,000,557 and net loss of $2,168,657. The Company has not yet established a source of revenue sufficient to cover its operating and has incurred net losses since inception. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown.

The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months since the date of this Quarterly Report on Form 10-Q/A.

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. The Company’s existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company's liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt or cause substantial dilution for our stockholders in the case of equity financing. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of this Quarterly Report on Form 10-Q/A.

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

Date: October 21, 2024	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2024	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)