Form 10-Q
period 2024-09-30
Clean Vision Corp
filed 2024-11-19
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2024

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

As of November 18, 2024, there were 807,923,773 shares of the issuer’s common stock issued and outstanding.

CLEAN VISION CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$4,180	$339,921
Prepaids and other assets	418,322	366,812
Accounts receivable	8,152	70,745
Loan receivable	70,000	70,000
Trading securities	5,263	5,069
Total Current Assets	505,917	852,547
Property and equipment	4,928,359	4,883,566
Goodwill	4,854,622	4,854,622
Total Assets	$10,288,898	$10,590,735
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$410,489	$353,159
Accounts payable	1,412,696	758,038
Accrued compensation	746,514	344,015
Accrued expenses	782,924	546,392
Convertible note payable, net of discount of $782,889 and $1,701,403, respectively	4,432,594	2,779,199
Derivative liability	251,721	598,306
Loans payable	822,808	780,656
Related party payables	760,059	549,946
Loans payables – related party	4,500,000	4,500,000
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	14,186,898	11,276,804
Economic incentive (Note 12)	1,750,000	1,750,000
Total Liabilities	15,936,898	13,026,804

Commitments and contingencies	—	—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 0 and 2,000,000 shares issued and outstanding, respectively	—	1,800,000
Total mezzanine equity	—	1,800,000

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 798,511,454 and 682,463,425 shares issued and outstanding, respectively	798,512	682,464
Common stock to be issued	298,000	217,775
Additional paid-in capital	32,324,443	28,238,505
Accumulated other comprehensive loss	13,306	2,171
Accumulated deficit	(40,370,138)	(34,831,900)
Non-controlling interest	1,285,877	1,452,916
Total stockholders' deficit	(5,648,000)	(4,236,069)
Total liabilities and stockholders' deficit	$10,288,898	$10,590,735

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 F-2

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$34,799	$26,908	$107,946	$188,205
Cost of revenue	2,149	(11,589)	11,264	22,273
Gross margin	32,650	38,497	96,682	165,932
Operating Expenses:
Consulting	230,819	389,925	837,764	1,084,423
Advertising and promotion	30,109	—	90,825	—
Development expense	172,523	—	221,896	—
Professional fees	36,399	79,527	359,049	621,087
Payroll expense	337,378	217,806	967,816	750,070
Director fees	23,500	13,500	65,492	101,500
General and administration expenses	127,125	401,845	789,589	1,162,648
Total operating expense	957,853	1,102,603	3,332,431	3,719,728
Loss from Operations	(925,203)	(1,064,106)	(3,235,749)	(3,553,796)
Other income (expense):
Interest expense	(604,056)	(1,590,647)	(2,970,618)	(3,299,800)
Change in fair value of derivative	114,413	1,038,342	825,903	2,174,421
Loss on debt issuance	—	—	(357,140)	(2,676,526)
Gain on conversion of debt	35,698	620,778	35,698	881,660
Gain on extinguishment of debt	—	—	216,430	17,500
Penalty expense on convertible debt	(219,801)	—	(219,801)	—
Total other income (expense)	(673,746)	68,473	(2,469,528)	(2,902,745)
Net loss before provision for income tax	(1,598,949)	(995,633)	(5,705,277)	(6,456,541)
Provision for income tax expense	—	—	—	—
Net loss	$(1,598,949)	$(995,633)	$(5,705,277)	$(6,456,541)
Net income (loss) attributed to non-controlling interest	46,240	(51,697)	167,039	(18,403)
Net loss attributed to Clean Vision Corporation	(1,552,709)	(1,047,330)	(5,538,238)	(6,474,944)
Other comprehensive income:
Foreign currency translation adjustment	13,529	(16,404)	11,135	(33,462)
Comprehensive loss	$(1,539,180)	$(1,063,734)	$(5,527,103)	$(6,508,406)
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding - basic and diluted	746,302,675	495,274,326	712,831,938	466,596,880

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 F-3

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2023 (Restated)	—	$—	2,000,000	$2,000	682,463,425	$682,464	$28,238,505	$217,775	$2,171	$1,452,916	$(34,831,900)	$(4,236,069)
Stock issued for services	—	—	—	—	455,840	456	15,544	261,772	—	—	—	277,772
Stock issued for debt commitments	—	—	—	—	5,600,000	5,600	196,560	—	—	—	—	202,160
Stock issued for cash	—	—	—	—	5,000,000	5,000	95,000	—	—	—	—	100,000
Stock issued for warrant exercise	—	—	—	—	2,181,818	2,182	(2,182)	—	—	—	—	—
Debt issuance cost – warrants issued	—	—	—	—	—	—	575,690	—	—	—	—	575,690
Net loss	—	—	—	—	—	—	—	—	(2,168)	(39,928)	(2,161,032)	(2,203,128)
Balance, March 31, 2024	—	—	2,000,000	2,000	695,701,083	695,702	29,119,117	479,547	3	1,412,988	(36,992,932)	(5,283,575)
Stock issued for services	—	—	—	—	10,000,000	10,000	206,000	—	—	—	—	216,000
Stock issued for debt commitments	—	—	—	—	435,012	435	19,340	(11,775)	—	—	—	8,000
Stock issued for conversion of debt	—	—	—	—	9,520,088	9,520	109,286	—	—	—	—	118,806
Cancellation of mezzanine equity	—	—	—	—	—	—	1,800,000	—	—	—	—	1,800,000
Net loss	—	—	—	—	—	—	—	—	(226)	(80,871)	(1,824,497)	(1,824,497)
Balance, June 30, 2024	—	—	2,000,000	2,000	715,656,183	$715,657	$31,253,743	$467,772	(223)	$1,332,117	$(38,817,429)	(5,046,363)
Stock issued for services	—	—	—	—	9,010,370	9,010	260,762	(269,772)	—	—	—	—
Stock issued for conversion of debt	—	—	—	—	73,844,901	73,845	809,938	—	—	—	—	883,783
Stock sold from cash								100,000				100,000
Net loss	—	—	—	—	—	—	—	—	13,529	(46,240)	(1,552,709)	(1,585,420)
Balance, September 30, 2024	—	$—	2,000,000	$2,000	798,511,454	$798,512	$32,324,443	$298,000	$13,306	$1,285,877	$(40,370,138)	$(5,648,000)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock to be	Accumulated Other Comprehensive	Accumulated	Minority	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Deficit	Interest	Deficit
Balance, December 31, 2022	—	$—	2,000,000	$2,000	402,196,273	$402,197	$15,203,394	$76,911	$16,670	$(19,078,809)	$—	$(3,377,637)
Stock dividend	—	—	—	—	21,816,590	21,817	1,461,711	—	—	(1,483,528)	—	—
Stock issued for services – related party	—	—	—	—	500,000	500	60,500	—	—	—	—	61,000
Stock issued for services	—	—	—	—	4,950,000	4,950	350,425	39,334	—	—	—	394,709
Stock issued for cash	—	—	—	—	16,750,000	16,750	318,250	—	—	—	—	335,000
Stock issued for debt conversion	—	—	—	—	19,286,137	19,286	366,437	—	—	—	—	385,723
Debt issuance cost – warrants issued	—	—	—	—	—	—	1,321,698	—	—	—	—	1,321,698
Shares cancelled	—	—	—	—	(3,000,000)	(3,000)	3,000	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,541)	(2,701,002)	—	(2,702,543)
Balance, March 31, 2023	—	—	2,000,000	2,000	462,499,000	462,500	19,085,415	116,245	15,129	(23,263,339)	—	(3,582,050)
Adjust stock dividend shares	—	—	—	—	(16)	—	—	—	—	—	—	—
Stock issued for services	—	—	—	—	500,000	500	31,900	(27,474)	—	—	—	4,926
Stock issued for debt conversion	—	—	—	—	25,450,000	25,450	949,650	—	—	—	—	975,100
Debt issuance cost – warrants issued	—	—	—	—	—	—	1,348,364	—	—	—	—	1,348,364
Settlement of debt-related party	—	—	—	—	—	—	96,250	—	—	—	—	96,250
Net loss	—	—	—	—	—	—	—	—	(15,517)	(2,759,906)	(33,294)	(2,808,717)
Balance, June 30, 2023	—	—	2,000,000	2,000	488,448,984	488,450	21,571,369	88,771	(388)	(26,023,245)	(33,294)	(3,906,337)
Stock sold for cash	—	—	—	—	—	—	—	198,000	—	—	—	198,000
Stock issued for services	—	—	—	—	32,930,000	32,930	561,134	15,781	—	—	—	609,845
Stock issued for debt conversion	—	—	—	—	77,725,000	77,725	1,362,775	—	—	—	—	1,440,500
Shares issued for settlement	—	—	—	—	4,500,000	4,500	(4,500)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(16,404)	(995,633)	51,697	(960,340)
Balance, September 30, 2023	—	$—	2,000,000	$2,000	603,603,984	$603,605	$23,490,778	$302,552	$(16,792)	$(27,018,878)	$18,403	$(2,618,332)

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(5,705,277)	$(6,456,541)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	285,772	1,009,480
Stock issued for services – related party	—	61,000
Debt discount amortization	2,637,053	2,953,540
Loss on issuance of debt	357,140	2,676,526
Change in fair value of derivative	(825,903)	(2,174,421)
Gain on conversion of debt	(35,698)	(881,660)
Gain on extinguishment of debt	(216,430)	(17,500)
Penalty expense on convertible debt	219,801
Depreciation expense	133,685	—
Changes in operating assets and liabilities:
Prepaids and other assets	(51,704)	(230,754)
Accounts receivable	62,593	(160,736)
Accounts payable	654,658	(152,808)
Accruals	339,603	164,385
Related-party payables - short-term	210,113	—
Accrued compensation	422,499	(202,619)
Net cash used by operating activities	(1,512,095)	(3,412,108)

Cash Flows from Investing Activities:
Prepaid for acquisition	—	(2,000,000)
Purchase of property and equipment	(178,478)	—
Net cash used by investing activities	(178,478)	(2,000,000)

Cash Flows from Financing Activities:
Cash overdraft acquired in acquisition	—	(11,093)
Cash Overdraft	57,330	—
Proceeds from convertible notes payable	1,358,500	4,809,500
Payments - convertible notes payable	(314,285)	(270,000)
Proceeds from the sale of common stock	200,000	533,000
Proceeds from notes payable - related party	—	5,000
Repayment of related party loans	—	(32,910)
Proceeds from notes payable	42,152	42,500
Proceeds from long term note payable	—	1,750,000
Payments - notes payable	—	(72,780)
Net cash provided by financing activities	1,343,697	6,753,217

Net change in cash	(346,876)	1,341,109
Effects of currency translation	11,135	(33,462)
Cash at beginning of period	339,921	10,777
Cash at end of period	$4,180	1,318,424

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$709,133	$2,538,174
Warrants issued with notes payable	$575,690	$—
Cancellation of Series B preferred stock	$1,800,000	$—
Stock issued for debt commitments	$418,160	$—
Note payable issued for acquisition	$—	$4,500,000

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2024 and not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2023.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).  As of September 30, 2024, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended September 30, 2024 and December 31, 2023.

Principles of Consolidation

The accompanying unaudited consolidated financial statements for the period ended September 30, 2024, include the accounts of the Company and its wholly owned subsidiaries, Clean-Seas, Inc., Clean-Seas India Private Limited, Clean-Seas Group, Endless Energy, Inc., EcoCell, Inc., Clean-Seas Arizona, Inc., Clean-Seas West Virginia, and our 51% owned subsidiary, Clean-Seas Morocco, LLC. As of September 30, 2024, there was no activity in Clean-Seas Group, Endless Energy or Clean-Seas Arizona. All intercompany transactions are eliminated in consolidation.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2024, there are warrants to purchase up to 296,138,059 shares of common stock and approximately 186,597,000 dilutive shares of common stock from convertible notes payable. As of September 30, 2023, there are warrants to purchase up to 116,944,802 shares of common stock and approximately 158,000,000 dilutive shares of common stock from a convertible note payable. As of September 30, 2024 and 2023, there are 20,000,000 and 20,000,000 potentially dilutive shares of common stock, respectively, if the Series C preferred stock were to be converted. As of September 30, 2024 and 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification(“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

September 30, 2024

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$251,721
Total	$—	$—	$251,721

December 31, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$598,306
Total	$—	$—	$598,306

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

For the period ended September 30, 2024, our operations in Morocco had generated approximately $108,000 in revenue. During the period, 93% of revenue was from one party. As of September 30, 2024, we did not generate revenue from any other sources.

Trade Accounts Receivable

Trade accounts receivable are amounts due from customers under normal trade terms. After assessing the creditworthiness of our customers and considering our historical experience, anticipated future operations, and prevailing economic conditions, we have determined that the application of the current expected credit loss (CECL) methodology would be immaterial to our financial statements. Consequently, no allowance for credit losses has been recorded as of the year-end. The absence of a recorded allowance for credit losses reflects our judgment that potential credit losses on outstanding receivables are negligible. As of September 30, 2024, approximately 72% of accounts receivable are due from one customer.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $40,370,138 at September 30, 2024, and had a net loss of $5,705,277 for the nine months ended September 30, 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2024	December 31, 2023
Pyrolysis unit	$185,700	$185,691
Equipment	566,579	436,532
Buildings and fixtures	549,303	493,411
Land	3,883,607	3,867,095
Office furniture	2,301	998
Less: accumulated depreciation	(259,131)	(100,161)
Property and equipment, net	$4,928,359	$4,883,566

Depreciation expense

For the nine months ended September 30, 2024 and 2023, depreciation expense was $133,685 and $0, respectively.

NOTE 6 — LOANS PAYABLE

Effective January 1, 2024, the Company acquired a financing loan for its Director and Officer Insurance for $40,800. The loan bears interest at 8.75%, requires monthly payments of $4,245.41 and is due within one year. As of September 30, 2024, the balance due is $16,509.

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

The following table summarizes the convertible notes outstanding as of September 30, 2024:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2023	Additions	Repayments / Conversions	Balance September 30, 2024
Walleye Opportunities Fund	2/21/2023	12/1/2024	5%	436,316	—	—	436,316
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	1,500,000	—	—	1,500,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	1,714,286	—	—	1,714,286
Coventry Enterprises, LLC	7/31/2023	7/31/2024	10%	500,000	—	(500,000) (1)	—
GS Capital Partners	10/26/2023	7/26/2024	12%	330,000	—	(275,000)	55,000
Clearthink Capital Partners	2/12/2024	11/12/2024	12%	—	220,000	(50,000)	170,000
Trillium Partners LP	2/22/2024	1/15/2025	10%	—	754,993(2)	(291,778)	463,215
Walleye Opportunities Fund	3/25/2024	12/1/2024	5%	—	666,666	—	666,666
Clearthink Capital Partners	5/24/2024	1/24/2025	12%	—	110,000	—	110,000
Coventry Enterprises, LLC	6/14/2024	5/15/2025	10%	—	100,000	—	100,000
Total				$4,480,602	$1,851,659	$(1,116,778)	$5,215,483
Less debt discount				$(1,701,403)			(782,889)
Convertible notes payable, net				$2,779,199			$4,432,594

(1)	$314,284 was repaid in cash, $146,430 was forgiven along with $50,000 of accrued interest.
(2)	$174,993 add to principal for default penalty.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	$598,306
Increase to derivative due to new issuances	593,950
Decrease to derivative due to mark to market	(342,229)
Decrease to derivative due to modification of conversion terms	(598,306)
Balance at September 30, 2024	$251,721

NOTE 8 — RELATED PARTY TRANSACTIONS

Daniel Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Daniel Bates, CEO. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.

As of September 30, 2024 and 2023, the Company owed Mr. Bates $279,000 and $189,000, respectively, for accrued compensation.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month, which increased to $7,500 in June 2023. As of September 30, 2024 and 2023, the Company owed Ms. Boulds $15,000 and $0, respectively, for accrued compensation.

Daniel Harris, Chief Revenue Officer

As of September 30, 2024 and 2023, the Company owed Mr. Harris, $42,500 and $17,500, respectively, for accrued compensation.

Erfran Ibrahim, former CTO

As of September 30, 2024 and 2023, the Company owed Mr. Ibrahim, $60,000 and $60,000, respectively, for accrued compensation.

Michael Dorsey, Director

During the nine months ended September 30, 2024 and 2023, the Company paid Mr. Dorsey, $9,000 and $9,000, respectively, for director fees. As of September 30, 2024, the Company owes Mr. Dorsey $4,500.

Greg Boehmer, Director

During the nine months ended September 30, 2024 and 2023, the Company paid Mr. Boehmer, $9,000 and $9,000, respectively, for director fees and owes $4,500 as of September 30, 2024. In addition, the Company owes Mr. Boehmer $9,000 and $0, for consulting services as of September 30, 2024 and December 31, 2023.

Bart Fisher, Director

During the nine months ended September 30, 2024 and 2023, the Company paid Mr. Fisher, $9,000 and $9,000, respectively, for director fees and owes $4,500 as of September 30, 2024.

Bartholomew Pan-Kita, Director

During the nine months ended September 30, 2024, the Company paid Mr. Pan-Kita, $5,000, for director fees and owes $25,000 as of September 30, 2024.

Green Invest Solutions Ltd.

During September 2023, a $70,000 note was issued to Green Invest Solutions Ltd. which is managed by the same individuals as Clean-Seas Morocco. The loan is considered to be short-term and is not accruing interest.

Management of Clean-Seas Morocco

On occasion, management of Clean-Seas Morocco provides funds to the company for general operations. As of September 30, 2024 and December 31, 2023, $761,616 and $549,946 was due to management, respectively. There are no agreements and no interest rates applied.

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

During the nine months ended September 30, 2024, GS Capital Partners, LLC, converted $275,000 and $29,076 of principal and interest, respectively, into 29,368,294 shares of common stock.

During the nine months ended September 30, 2024, ClearThink, converted $50,000 of principal, into 5,454,545 shares of common stock.

During the nine months ended September 30, 2024, Coventry converted $39,285 of principal, into 4,454,165 shares of common stock.

During the nine months ended September 30, 2024, Trillium, converted $291,778 and $55,803 of principal and interest, respectively, into 44,087,985 shares of common stock.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	9,040,000	$0.02	2.25
Issued	107,914,802	$0.04	4.46
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	116,954,802	$0.037	4.25	$345,500
Issued	181,365,075	$0.03	5
Cancelled	—	$—	—
Exercised	(2,181,818)	$—	—
Outstanding, September 30, 2024	296,138,059	$0.033	4.23	$—

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

NOTE 13 — DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the liabilities of the discontinued operations in the consolidated balance sheets. The liabilities have been reflected as discontinued operations in the consolidated balance sheets as of September 30, 2024 and December 31, 2023, and consist of the following:

	September 30, 2024	December 31, 2023
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

NOTE 14 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date of filing and has determined that it has the following material subsequent events to disclose in these consolidated financial statements.

On October 2, 2024 the Company issued a promissory note to ClearThink Capital Partners, LLC. The Company received $75,000. The note amount of $82,500 (includes $7,500 OID), bears interest at 10% and matures on December 2, 2024. Pursuant to the terms of the Notes, the Company issued ClearThink 2,000,000 shares of the Company’s common stock.

On October 2, 2024, the Company issued a promissory note to GS Capital Partners, LLC. The Company received $75,000. The note amount of $82,500 (includes $7,500 OID), bears interest at 10% and matures on December 2, 2024. Pursuant to the terms of the Notes, the Company issued GS Capital 2,000,000 shares of the Company’s common stock.

On October 14, 2024, ClearThink converted $50,000 of principal into 5,681,818 shares of common stock.

On November 4, 2024, GS Capital converted $20,000 and $3,610 of principal and interest, respectively, into 3,412,319 shares of common stock.

Subsequent to September 30, 2024, the Company issued 2,000,000 shares of common stock for services . The shares were valued at $0.0204, the closing stock price on the date of grant, for total non-cash expense of $40,800.

On November 13, 2024 (the “Closing Date”), Clean Vision Corporation’s (“Clean Vision” or the “Company”) wholly-owned subsidiary, Clean-Seas West Virginia, Inc. (the “Clean-Seas WV”), closed on the transactions set forth in that certain Credit Agreement (the “Credit Agreement”) between Clean-Seas WV and The Huntington National Bank, a national banking association (the “Lender”). Pursuant to the Credit Agreement, the Lender agreed to make a term loan (the “Term Loan”) to Clean-Seas WV in the amount of $15,000,000, with the proceeds to be used for costs and expenses associated with the development and construction of Clean-Seas WV’s recycling and processing facility located in Kanawha County, West Virginia.

Pursuant to the Credit Agreement, the proceeds of the Term Loan will be funded to Clean-Seas WV in two extensions (each, a “Credit Extension”) as follows: (i) the initial Credit Extension in the amount of $5,000,000 on the Closing Date; and (ii) the second Credit Extension in the amount of $10,000,000 upon the satisfaction or waiver of the conditions set forth in Section 4.2 of the Credit Agreement, including, but not limited to, the delivery to the Lender of an executed performance and payment bond issued by a surety company listed on the Federal Treasury List that is rated A or higher by A.M. Best in an amount equal to $15,000,000 naming the Lender as beneficiary. On the Closing Date, Clean-Seas WV paid an upfront fee in the amount of $75,000 to the Lender.

The Term Loan is evidenced by a promissory note (the “Term Note”) executed by Clean-Seas WV in favor of the Lender with interest due and payable on the 15th calendar day of each month while any amount remains outstanding and the principal amount to be repaid in full on the maturity date of February 1, 2027. The Term Note bears interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 3.75% per annum. Upon the occurrence and during the continuance of an event of default, the interest rate applicable to the Term Note shall be equal to 2% per annum above the interest rate otherwise applicable (the “Default Rate”) and all such interest accrued at the Default Rate shall be due and payable on demand of the Lender.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2024

Revenue

For the three months ended September 30, 2024 and 2023, the Company recognized revenue of $34,799 and $26,908, respectively from our subsidiary Clean-Seas Morocco, an increase of $7,891 or 29.3%. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco. The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Consulting Expense

For the three months ended September 30, 2024 and 2023, we had consulting expenses of $230,819 and $389,925, respectively, a decrease of $159,106 or 40.8%. The decrease is primarily due to fewer shares of common stock issued for services in the current period. In the prior period we issued stock for services for non-cash consulting expense of approximately $158,000.

Advertising and Promotion Expense

For the three months ended September 30, 2024 and 2023, we had advertising and promotion expenses of $30,109 and $0, respectively. The Company has been actively increasing its marketing activities 2024.

Development Expense

For the three months ended September 30, 2024 and 2023, we had development expenses of $172,525 and $0, respectively. Development expenses have and will continue to increase with the development of our PCN facility in West Virginia.

Professional Fees

For the three months ended September 30, 2024 and 2023, we had professional fees of $36,399 and $79,527, respectively. In the current period both our legal and audit fees decreased.

Payroll Expense

For the three months ended September 30, 2024 and 2023, we had payroll expenses of $337,378 and $217,806, respectively, an increase of $119,572 or 55%.  The increase is due to additional employees in the current period compared to the prior period.

Director Fees

For the three months ended September 30, 2024 and 2023, we had director fees of $23,500 and $13,500, respectively, an increase of $10,000 or 74.1%. One new director was added  to the Company in 2024.

General and Administrative expense

For the three months ended September 30, 2024 and 2023, we had G&A expenses of $127,125 and $401,845, respectively, a decrease of $274,720 or 68.4%. In the current period we have had to decrease spending while the Company pursues financing opportunities.

Other Income and Expense

For the three months ended September 30, 2024 and 2023, we had total other expense of $673,746 compared to total other income of $68,473, respectively In the current period we recognized $604,056 of interest expense, of which $529,041 was amortization of debt discount, a gain in the change in fair value of derivative of $114,413, a gain on the conversion of debt of $35,698 and penalty expense for default on a convertible note of $219,801. For the three months ended September 30, 2023, we had total other income of $68,473 compared to total other expense of $22,791 for the three months ended September 30, 2022. In the current period we recognized $1,590,647 of interest expense, of which $1,532,111 was amortization of debt discount, a gain in the change in fair value of derivative of $1,038,342 and a gain on the conversion of debt of $620,778.

Net Loss

Net loss for the three months ended September 30, 2024 and 2023, was $1,552,709 (after deducting $46,240 for the non-controlling interest) and $1,047,330, respectively.

.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenue

For the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $107,946 and $188,205, respectively from our subsidiary Clean-Seas Morocco. The decrease in revenue to due to a technical issue with the equipment in Morocco resulting in the plant needing to be shut down while repairs were being made. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco. The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Consulting Expense

For the nine months ended September 30, 2024 and 2023, we had consulting expenses of $837,764 and $1,084,423, respectively, a decrease of $246,659 or 22,7%. The decrease is due to both fewer shares of common stock issued for services and no longer using certain consultants during the current period.

Advertising and Promotion Expense

For the nine months ended September 30, 2024 and 2023, we had advertising and promotion expenses of $90,820 and $0, respectively. The Company has been actively increasing its marketing activities 2024.

Development Expense

For the nine months ended September 30, 2024 and 2023, we had development expenses of $221,896 and $0, respectively. Development expenses have and will continue to increase with the development of our PCN facility in West Virginia.

Professional Fees

For the nine months ended September 30, 2024 and 2023, we had professional fees of $359,049 and $621,087, respectively, a decrease of $262,038 or 42.2%. The decrease is mostly due to a decrease in legal fees during the period.

Payroll Expense

For the nine months ended September 30, 2024 and 2023, we had payroll expenses of $967,816 and $750,070, respectively, an increase of $217,746 or 29%. The increase is due to the additional hiring of employee for Clean Seas.

Director Fees

For the nine months ended September 30, 2024 and 2023, we had director fees of $65,495 and $101,500, respectively, a decrease of $36,008 or 35.5%. In the prior period we issued 500,000 shares of common stock to a new director for total non-cash compensation expense of $61,000. In April of 2024 we hired an additional director.

General and Administrative expense

For the nine months ended September 30, 2024 and 2023, we had G&A expenses of $789,589 and $1,162,648, respectively, a decrease of $373,059 or 32.1%. In the current period we have had to decrease spending while the Company pursues financing opportunities.

Other Income and Expense

For the nine months ended September 30, 2024 and 2023, we had total other expense of $2,469,527 and $2,902,745, respectively In the current period we recognized $2,970,618 of interest expense, of which $2,637,053 was amortization of debt discount, a loss of $357,140 for the issuance of convertible debt, a gain in the change in fair value of derivative of $825,903, a gain on the extinguishment of debt of $216,430. We also had penalty expense for default on a convertible note of $219,801. For the nine months ended September 30, 2023, we had total other expense of $2,902,745 compared to $241,739 for the nine months ended September 30, 2022. In the current period we recognized $3,299,800 of interest expense, of which $3,169,050 was amortization of debt discount and a loss on debt issuance of $2,676,526. This was offset with a gain of $881,660 for the conversion of debt, $17,500 from extinguishment of debt and a gain in the change in fair value of derivative of $2,174,421.

Net Loss

Net loss for the nine months ended September 30, 2024 and 2023, was $5,538,238 (after deducting $167,039 for the non-controlling interest) and $6,474,944, respectively.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the nine months ended September 30, 2024 and 2023, we used $1,512,095 and $3,412,108 of cash used in operating activities. During the current period, we incurred a net loss of $5,705,277, adjusted by $2,555,420 for non-cash items and $1,637,762 in adjustments for changes in assets and liabilities. $3,412,108 of cash in operating activities, which included $3,626,965 for non-cash items and $582,532 for operating activities.

Cash Flow from Investing Activities

During the nine months ended September 30, 2024, we used $178,478 for the purchase of property and equipment. During the nine months ended September 30, 2023, we used $2,000,000 for prepayment for the acquisition of Morocco-based Ecosynergie Group.

Cash Flow from Financing Activities

During the nine months ended September 30, 2024, we had net cash received of $1,343,697. We received $1,358,500 of proceeds from convertible notes, $200,000 proceeds from the sale of Common Stock, $42,152 from other notes payable. Cash received was offset by repayment of $314,285 of a convertible note payable and a cash overdraft of $57,330. In the prior period we received $4,809,500 from a convertible note payable, $42,500 from a note payable, $5,000 from our CEO, and $533,000 from the sale of our common stock. We also received $1,750,000 for a long-term liability. We repaid $32,910 of the loans owed to related parties, $270,000 of a convertible note and $72,780 on other notes payable.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended September 30, 2024, the Company had a working capital deficit of $13,680,981, an accumulated deficit of $40,370,138 and net loss of $5,705,277. The Company has not yet established a source of revenue sufficient to cover its operating costs and has incurred net losses since inception. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown.

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

Capital Raising Transactions

Proceeds from Notes Payable

We generated net proceeds of $1,358,500 from the issuance of convertible notes during the nine months ended September 30, 2024.

Other outstanding obligations at September 30, 2024

Convertible Notes Payable

The Company has convertible promissory notes aggregating $5,215,483 (not including debt discounts) outstanding at September 30, 2024. The accrued interest amounted to approximately $404,000 as of September 30, 2024. The convertible notes payable bear interest at rates ranging between 5% and 12% per annum.

Critical Accounting Policies

See the Company’s discussion under Note 2 - Summary of Significant Accounting Policies in its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine-month period ended September 30, 2024, the Company did not issue any shares not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws effective March 4, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2024)
4.1	Convertible Amortization Note Issued on February 12, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
4.2	Promissory Note dated February 15, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024)
4.3	Senior Convertible Note dated March 25, 2024 (insixcorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.4	Warrant to Purchase Common Stock dated March 25, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.5	Amended and Restated Senior Convertible Note dated March 25, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.6	Amended and Restated Warrant to Purchase Common Stock dated March 25, 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
10.1	Securities Purchase Agreement by and between the Company and Fred Sexton effective January 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
10.2	Securities Purchase Agreement by and between the Company and Clearthink Capital Partners, LLC dated February 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
10.3	STRATA Purchase Agreement by and between the Company and Clearthink Capital Partners, LLC dated February 12, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
10.4	Securities Purchase Agreement by and between the Company and Trillium Partners L. dated February 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024)
10.5	Securities Purchase Agreement dated March 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
10.6	Registration Rights Agreement dated March 25, 2024 ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2024	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)