Form 10-K
period 2024-12-31
Clean Vision Corp
filed 2025-04-15
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 024-11501

CLEAN VISION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	85-1449444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2006 N. Sepulveda Blvd. #1051 Manhattan Beach, CA	90266
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of Clean Vision Corporation held by non-affiliates was approximately $11,842,000 based upon the closing price per share of $0.0182 on June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter).

The number of shares of the registrant’s common stock outstanding as of April 14, 2025 was 973,774,482 shares.

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

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Company Overview and History

Clean Vision Corporation (“Clean Vision,” “we,” “us,” or the “Company”) is a new entrant in the clean energy and waste-to-energy industries focused on clean technology and sustainability opportunities. Currently, we are focused on providing a solution to the plastic waste problem by recycling the waste and converting it into saleable byproducts, such as hydrogen and other clean-burning fuels. Using a technology known as pyrolysis, which heats the feedstock (i.e., plastic) at high temperatures in the absence of oxygen so that the material does not burn, we are able to turn the feedstock into (i) clean fuels, (ii) clean hydrogen and (iii) carbon black or char (char is created when plastic is used as feedstock). Our mission is to aid in solving the problem of cost-effectively upcycling the vast amount of plastic feedstock generated on land before it flows into the world’s oceans, and one of our goals is to generate revenue from the following three sources:

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

Within the United States, Clean-Seas has developed relationships within environmental and economic development agencies in several states for the remediation and conversion of waste plastic. On April 1, 2023, Clean-Seas West Virginia, Inc. (“Clean-Seas West Virginia”) was formed on April 1, 2023 and is currently in process of constructing and developing our first patent-pending Plastic Conversion Network (“PCN”) based in the United States. This facility is located in Belle, West Virginia (just outside of the State’s capitol, Charleston), which is being partially funded by a $15 million bridge loan backed by the West Virginia Economic Development Authority and a letter of credit and completion bond issued by UPS Industrial Services.

Clean-Seas is also in the early stages of developing additional U.S. based PCN projects located in Arizona, Massachusetts and Michigan, where we currently intend to begin the permitting process for these projects in 2025.

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

EcoCell has commissioned the construction of a five-kilowatt hydrogen fuel cell, but experienced delays due to supply chain issues. The raw materials for this project have been received and development is currently progressing, with expectations for demonstration in the third quarter of 2025.

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

Daniel Bates, the Company’s CEO, is an equity owner of WS USA and has served as its President and CEO. Daniel Bates is also a member of the board of directors of WS India. On August 18, 2021, the United States filed a lawsuit against Windstream and Daniel Bates over Windstream’s default on a $2,000,000 loan that Windstream had with GBC International Bank and which loan Mr. Bates personally guaranteed as Windstream’s President and CEO (United States of America v. Windstream Technologies, Inc. and Daniel Bates, Case No. 1:2021cv2269). On October 13, 2022, a judgment was entered in this matter that ordered defendants to pay the plaintiff the principal sum of $1,982,570.22, plus $842,536.13 ordinary interest accrued through May 31, 2022, and $1,735,299.76 in late interest accrued through May 31, 2022.  As of the date of hereof, no payments have been made and Endless Energy’s intended acquisition of WS USA’s assets has not occurred , but such transaction is still currently being explored.

United States PCN Locations:

West Virginia

Clean-Seas West Virginia, formed on April 1, 2023, is our first PCN facility under development in the United States and is currently expected to be operational in the third quarter of 2025. This facility is located in the city of Belle, outside of Charleston, the capital of West Virginia. Current plans are for the West Virginia facility to begin operations with the ability to convert 50 TPD of plastic feedstock. The Company expects to expand to greater than 500 TPD within three years of beginning operations. Clean-Seas has engaged MacVallee, LLC (“MacVallee”) to secure mixed plastic feedstock from material recovery facilities and industrial suppliers and expects to receive its first shipment of plastic feedstock in April 2025.

Arizona

Clean-Seas Arizona, Inc. (“Clean-Seas Arizona”) was incorporated in Arizona on September 19, 2022, as a wholly owned subsidiary of Clean-Seas. Pursuant to that certain Memorandum of Understanding signed on November 4, 2022, Arizona State University (ASU) and the Rob and Melani Walton Sustainability Solution Services (WS3), the parties intend for Clean-Seas Arizona to establish a plastic feedstock to clean hydrogen conversion facility to be located in Phoenix, Arizona. In furtherance of these goals, and pursuant to a Services Agreement (the “Arizona Services Agreement”) signed on June 12, 2023, with ASU and WS3, this facility is currently intended to source and convert plastic feedstock from the Phoenix area and import plastic from California. The Arizona facility is expected to begin processing plastic in Q1 2026, at 200 TPD and scale up to a maximum of 500 TPD at full capacity. Additionally, we are exploring plans for this facility to be powered by renewable energy, which, if successful, would become the first completely off grid pyrolysis conversion facility in the world.

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

Since commencing operations at our Morocco facility in April 2023, Clean-Seas Morocco has generated $488,454 in revenue, with a gross margin of $382,398 from the provision of pyrolysis services and its sale of byproducts.

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

Clean-Seas India’s pilot project began operations in May 2022 and technology development is ongoing, with current expectations to implement commercial scale capabilities in Q4 2025.

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

Intellectual Property

Clean-Seas filed for intellectual property protection of its technology entitled "Method and Apparatus for Plastic Waste Recycling" with the USPTO covering its global PCN. The PCN is a patent-pending software network connecting sources of waste plastic with “conversion” facilities strategically located around the world. The PCN was created to solve the problem created when China closed its borders to the importation of the developed world’s recyclable waste streams. There can be no assurance that the patent will be issued or if issued that the patent will protect our intellectual property.

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

Competitive Edge

We believe that the following are the critical investment attributes of our Company:

●	Experienced management team. Members of our management team have significant prior experience in the renewable energy sector and have established relationships with providers of pyrolysis technology that led to the establishment of our first PCN facility in Agadir, Morocco, following our acquisition of a 51% interest in EcoSynergie and the establishment of our first revenue source.

●	Pilot Research and Development Project Commenced. We acquired our first pyrolysis unit for use in Hyderabad, India, which began operations in May 2022. We established this project to develop technology focused on optimizing the process of converting plastic feedstock into byproducts, including the Company’s branded clean hydrogen, AquaH®, which is our branded name for clean hydrogen we produce from plastic waste that falls between the blue (natural gas) and green (renewable energy resourced) classifications. Technology development is ongoing and the Company expects to see commercial scale capabilities in Q4 2025.

●	Established Revenue Stream. On April 23, 2023, we completed our acquisition of a 51% interest in Ecosynergie, a company focused on sustainable products and solutions based in Agadir, Morocco, establishing our first PCN host country. In connection with this PCN host facility, we intend to purchase additional pyrolysis units, expanding out processing capability. We anticipate that the Moroccan facility will process up to 200 tons of plastic waste per day within the next 24 months. Since commencing operations in April 2023, Clean-Seas Morocco has generated $488,454 in revenue, with a gross margin of $382,398.

●	West Virginia State Incentive Package. On November 7, 2024, Clean-Seas announced that it secured a $15 million bridge loan to finance the PCN currently being established by Clean-Seas West Virginia. Clean-Seas West Virginia has an existing feedstock supply agreement for 100 TPD of post-industrial plastic waste and is planned to be a PCN hub servicing the Mid-Atlantic states. The project will commence in phases, Phase 1 being 100 TPD, scaling up to 500 TPD. Additional project finance capital is in the process of being secured.

●	Clean-Seas Arizona. Officially established on September 25, 2022, Clean-Seas Arizona announced a Services Agreement with WS3 and ASU to commission a PCN facility to service the Western United States, starting at 100 TPD and scaling to 500 TPD. The facility is currently planned to produce plastic precursors and clean fuels with the intent to transition to AquaH®.

●	New Approach to Vertical Supply Chain. Our PCN is a patent-pending software network connecting sources of plastic feedstock with conversion facilities, which will produce environmentally friendly commodities. We intend to strategically locate the conversion facilities around the world in locations that are easily accessible and in close proximity to countries that produce a large amount of plastic waste. Currently, we have entered into contracts, letters of intent and/or joint venture agreements for the development of facilities in the following locations: Morocco, India, West Virginia, Arizona, Massachusetts, Michigan, Puerto Rico, France, Turkey and Sri Lanka.

●	Large market opportunity for effective solution. Renewable energy is a large market we see with an unmet need. Plastic waste disposal affects all countries, including developing nations. With a more recent focus of governments on environmentally friendly waste removal solutions, we believe there is a large opportunity for us.

●	Unique technology. Pyrolysis technology reduces plastic waste while creating valuable byproducts, such as precursors used in the production of new plastic products, hydrogen (our branded AquaH®) and other clean-burning fuels that can be used to generate clean energy. Our AquaH® is unique because of how we produce it. Our process is unique in that we use waste plastic and the pyrolysis reaction to create a large volume of synthetic gas (syngas), and then split that syngas apart, removing the hydrogen and leaving the methane, carbon monoxide and carbon dioxide to power the pyrolysis process. We believe our process, including the price, volume and efficiency in which we utilize the pyrolysis process is what differentiates us in the marketplace. Additionally, our relationships with vendors have allowed us to access to pyrolysis technology that is not available to other users of similar technology.

●	Increased support for clean technologies to protect the environment. In recent years, we have seen an increased focus on environmental sustainability and more investors directing their investments towards companies based on impactful, environmental factors.

Research and Development Activities

Plastic Conversion Network (PCN)

Clean-Seas has developed a technology solution to address the global crisis of plastic waste pollution. The PCN is a patent-pending software network connecting sources of waste plastic (feedstock) with conversion facilities, which will produce environmentally friendly commodities. We intend to strategically locate the conversion facilities around the world in locations that are easily accessible and in close proximity to countries that produce a large amount of plastic waste. The PCN was created in response to the problem created when the People’s Republic of China ceased purchasing the developed world’s recyclable waste streams in 2019. Currently, we are under development for a PCN facility in West Virginia, and have entered into contracts, Letters of Intent or Joint Venture Agreements for development of additional facilities in numerous host locations, countries, and territories, including, Morocco, India, Arizona, Massachusetts, Michigan, Puerto Rico, France, Turkey and Sri Lanka.

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

Clean-Seas is seeking to establish a tenth type of hydrogen derived from a plastic waste stream, which we believe falls between Green and Blue hydrogen. We have categorized the hydrogen derived from plastic waste in this manner because while the process does not emit CO2, it is not derived from a naturally occurring material like water, but rather a man-made material (plastic), which emits CO2 when it was produced. The Company currently plans to launch the new product in the fourth quarter of 2025.

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

Employees, Affiliates and Exclusive Partners

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of December 31, 2024, we employed 38 individuals, of which 0 are part time. 7 of our employees reside in India, 18 of our employees reside in Morocco, 1 in the United Kingdom and 12 in the United States. A significant number of our management and professional employees have had prior experience in the clean energy and sustainable energy sector. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it has sufficient human capital to operate its business successfully.

Corporate Information

Our principal executive offices are located at 2006 N. Sepulveda Blvd., Suite #1051, Manhattan Beach, CA 90266. Our telephone number is (424) 835-1845. Our website address is https://www.cleanvisioncorp.com. The information contained in, or accessible through, our website will not be deemed to be incorporated by reference into this Annual Report and does not constitute part of this Annual Report.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 2006 N. Sepulveda Blvd., Suite #1051, Manhattan Beach, CA 90266, which is a virtual office that is used solely as a mailing address. All of our operations are conducted by our officers, directors, consultants, employees and otherwise are conducted remotely. We believe that this arrangement is adequate for our current operations and needs, but we will secure a physical location for our operations if and when we believe that it becomes necessary.

ITEM 3. LEGAL PROCEEDINGS

Presently, except as described below, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Tucker

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

Trillium

On November 1, 2024, Trillium Partners, L.P. (“Trillium”) filed a lawsuit in the United States District Court for the District of Nevada (Case No. 2:24-cv-02047) against the Company and its transfer agent, ClearTrust, LLC (“ClearTrust”) as a relief defendant, seeking monetary damages, as well as declaratory and injunctive relief related to the Company’s default on its convertible promissory note issued on February 22, 2024. On February 24, 2025, Trillium amended its complaint, adding Frank Benedetto, Mirador Consulting LLC and the following members of the Company’s board of directors as named defendants: Daniel Bates, Gregory Boehmer, Bart Fisher, and Dr. Michael Dorsey. In its complaint, Trillium claims allege that Clean Vision defaulted on a convertible promissory note, and thereafter, in conjunction with the other co-defendants, tortiously blocked Trillium’s ability to convert shares under the convertible promissory note. Clean Vision has countersued Trillium, seeking declaratory relief to adjudicate and declare the respective parties’ rights and obligations under the convertible promissory note, if any. Daniel Bates and Gregory Boehmer have both filed motions to dismiss the claims against them. The Company has accrued a potential settlement liability of $145,967.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB Market maintained by OTC Markets, Inc. under the symbol “CLNV”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. There can be infrequent trading volume, which precipitates wide spreads in the quotes for our Common Stock, on any given day. On December 31, 2024, the last reported sale price of our Common Stock on the OTCQB Market was $0.0181  per share.

As of December 31, 2024, we had approximately 171 stockholders of record of our Common Stock. The number of stockholders of record does not include beneficial owners of our Common Stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

 2,000,000 shares as Series A Redeemable Preferred Stock. No shares outstanding as of December 31, 2024.

2,000,000 shares of Series B Convertible, Non-voting Preferred Stock. No shares outstanding as of December 31, 2024.

2,000,000 shares of Series C Preferred Stock. 2,000,000 shares outstanding as of December 31, 2024.

Transfer Agent

The transfer agent and registrar for our Common Stock is ClearTrust, LLC, 16540 Pointe Village Dr Ste 210 Lutz, FL 33558.

Unregistered Sales of Equity Securities

We have previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed in 2024 all of our 2024 sales of securities without registration under the Securities Act of 1933.

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

RESULTS OF OPERATIONS

For the Years Ended December 31, 2024 and December 31, 2023

Revenue

For the year ended December 31, 2024, the Company recognized revenue of $231,040 and cost of revenue of $11,431, from our subsidiary, Clean-Seas Morocco. For the year ended December 31, 2023, the Company recognized revenue of $257,414 and cost of revenue of $94,625. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir Morocco. The feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker." We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Operating Expenses

Consulting Expense

For the years ended December 31, 2024 and 2023, we had consulting expenses of $2,198,762 and $2,090,550, respectively, an increase of $108,212 or 5.2%. In the current period approximately $1,194,992 of our consulting expense was non-cash stock compensation. In the prior period that amount was approximately $1,247,000.

 Advertising and Promotion

For the years ended December 31, 2024 and 2023, we incurred advertising and promotional expense of $151,142 and $982,030, respectively, a decrease of $830,888 or 84.6% as a direct result of the Company using less marketing service providers in the current period. We also issued stock to a service provider for the year ended December 31, 2023, valued at approximately $681,500.

Development Expense

For the years ended December 31, 2024 and 2023, we incurred development expense of $334,639 and $244,688, respectively, an increase of $89,951 or 36.8%. Development expenses have, and will continue to increase, with the development of our PCN facility in West Virginia.

Professional Fees

For the years ended December 31, 2024 and 2023, we incurred professional fees of $1,423,665 and $1,302,432, respectively, an increase of $121,233 or 9.3%. In the current period we had an increase of our accounting and auditing expenses of approximately $143,000. This was offset by a decrease in legal fees of $12,640.

21640

Payroll Expense

For the years ended December 31, 2024 and 2023, we had payroll expenses of $1,269,361 and $1,613,884, respectively, a decrease of $344,523 or 21.3%. We had a decrease in payroll expense mainly due to a decrease in the value of shares issued to employees for non-cash stock compensation.

Officer Stock Compensation Expense

For the years ended December 31, 2024 and 2023, we incurred stock compensation expenses of $714,000 and $945,600, respectively, for shares issued to our officers for compensation, a decrease of $231,600 or 24.5%. We had a decrease in expense mainly due to a decrease in the value of shares issued.

Director Fees

For the years ended December 31, 2024 and 2023, we had director fees of $258,000 and $587,800, respectively, a decrease of $329,800. Our directors are compensated $4,500 per quarter. We also issued shares of common stock for services valued at $204,000 and $533,800, for the years ended December 31, 2024 and 2023, respectively.

General and Administrative expense

For the years ended December 31, 2024 and 2023, we had G&A expense of $1,179,058 and $1,066,128, respectively, an increase of $112,930 or 10.6%. The increase in the current period is mainly due to depreciation expense.

Other Income and Expense

For the year ended December 31, 2024, we had total other expense of $6,873,148 compared to $5,727,177 for the year ended December 31, 2023. An increase of $1,145,971. In the current period we recognized $5,551,988 of interest expense, of which $4,709,230 was amortization of debt discount, a loss on debt issuance of $272,275, a gain in the change in fair value of derivative of $144,687, a gain on the conversion of debt of $35,698, a gain on extinguishment of debt $216,430. We also had penalty expense for defaults on convertible notes of $1,445,700.

In the prior period we recognized $4,798,189 of interest expense, of which $4,483,160 was amortization of debt discount, a loss on debt issuance of $2,676,526, a gain in the change in fair value of derivative of $1,829,512, a loss on the conversion of debt of $93,890, a gain on extinguishment of debt $17,500 and other income of $5,584.

Net Loss

Net loss for the year ended December 31, 2024 was $14,003,195, after deducting $178,971 for the non-controlling interest, and $14,269,566, after deducting $127,934 for the non-controlling interest, for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the issuance of equity securities and debt securities. We are not profitable, have limited revenue and have incurred an accumulated deficit of $48,835,095 as of December 31, 2024.

The below sets forth the significant sources and uses of cash for the years ended December 31, 2024 and 2023.

Cash Flow from Operating Activities

For the years ended December 31, 2024 and 2023, we used $4,867,764 and $4,699,587 of cash used in operating activities, respectively. During the year ended December 31, 2024, we incurred a net loss of $14,182,166 adjusted by $8,146,664 for non-cash expenses and $1,167,738 in adjustments for changes in assets and liabilities. During the year ended December 31, 2023, we incurred a net loss of $14,397,500, adjusted by $9,672,414 for non-cash expenses and $25,499 in adjustments for changes in assets and liabilities.

Cash Flow from Investing Activities

During the year ended December 31, 2024, we used $132,898 to purchase property and equipment and netted $21 from trading securities held by our Morocco subsidiary.

During the year ended December 31, 2023, we used $2,000,000 for the acquisition of Morocco-based EcoSynergie Group, $70,000 for the issuance of a note receivable and $5,069 to purchase trading securities.

Cash Flow from Financing Activities

During the year ended December 31, 2024, we had net cash received of $5,943,039. We received $1,508,500 proceeds from convertible notes, $200,000 proceeds from the sale of Common Stock, $3,944 from other notes payable and $4,708,452 from our commercial loan. Cash received was offset by repayment of $334,285 of convertible notes payable and a cash overdraft of $56,428. In the prior year we received $5,139,500 from a convertible notes payable, $42,500 from a note payable, $5,000 from our CEO, and $533,000 from the sale of our common stock. We also received $1,750,000 for a long-term liability. We repaid $32,910 of the loans owed to related parties, $300,000 of a convertible note and $388,620 on other notes payable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clean Vision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Vision Corporation and Subsidiaries (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment (Notes 2 and 4 to the financial statements)

Description of the Critical Audit Matter

The Company assesses goodwill for impairment annually or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The impairment assessment requires management to estimate the fair value of reporting units, which involves significant judgments and assumptions. These include projected cash flows, discount rates, and long-term growth rates. Changes in these estimates can significantly affect the valuation and potential impairment of goodwill.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management's calculation and recording of goodwill impairment included the following:

•	We evaluated the appropriateness and consistency of management's methods and assumptions used in the identification, recognition, and measurement of the Company's goodwill.
•	We developed an independent estimate of fair value using available data and relevant valuation techniques and compared the result to the amount recorded by management.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2020. Spokane, Washington
April 15, 2025

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$885,835	$339,921
Restricted cash	416,597	—
Prepaids and other assets	1,957,045	366,812
Accounts receivable	37,624	70,745
Loan receivable	70,000	70,000
Right of use asset	45,467	—
Trading securities	5,048	5,069
Total Current Assets	3,417,646	852,547
Property and equipment	4,794,646	4,883,566
Goodwill	4,854,622	4,854,622
Total Assets	$13,066,884	$10,590,735
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$409,587	$353,159
Accounts payable	1,042,892	758,038
Accrued compensation	595,719	344,015
Accrued expenses	2,282,488	546,392
Convertible note payable, net discount of $205,675 and $1,701,403, respectively	6,044,125	2,779,199
Derivative liability	2,067,621	598,306
Settlement liability	145,967	—
Loans payable	784,600	780,656
Related party payables	693,495	549,946
Loan payables – related party	4,300,000	4,500,000
Lease liability - current portion	11,814	—
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	18,445,401	11,276,804
Economic incentive (Note 12)	1,750,000	1,750,000
Commercial loan, net of discount of $260,311	4,739,689	—
Lease liability - net of current portion	31,353
Total Liabilities	24,966,443	13,026,804

Commitments and contingencies	—	—

Mezzanine Equity:
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 0 and 2,000,000 shares issued and outstanding, respectively	—	1,800,000
Total mezzanine equity	—	1,800,000

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 807,605,591 and 682,463,425 shares issued and outstanding, respectively	807,606	682,464
Common stock to be issued	2,412,054	217,775
Additional paid-in capital	32,419,818	28,238,505
Accumulated other comprehensive loss	20,113	2,171
Accumulated deficit	(48,835,095)	(34,831,900)
Non-controlling interest	1,273,945	1,452,916
Total stockholders' deficit	(11,899,559)	(4,236,069)
Total liabilities and stockholders' deficit	$13,066,884	$10,590,735

 The accompanying notes are an integral part of these consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2024	2023
Revenue	$231,040	$257,414
Cost of revenue	11,431	94,625
Gross margin	219,609	162,789
Operating Expenses:
Consulting	2,198,762	2,090,550
Advertising and promotion	151,142	982,030
Development expense	334,639	244,688
Professional fees	1,423,665	1,302,432
Payroll expense	1,269,361	1,613,884
Officer stock compensation expense	714,000	945,600
Director fees	258,000	587,800
General and administration expenses	1,179,058	1,066,128
Total operating expense	7,528,627	8,833,112
Loss from Operations	(7,309,018)	(8,670,323)
Other income (expense):
Interest expense	(5,551,988)	(4,798,189)
Change in fair value of derivative	144,687	1,829,512
Loss on debt issuance	(272,275)	(2,676,526)
Gain (loss) on conversion of debt	35,698	(93,890)
Gain on extinguishment of debt	216,430	17,500
Other expense, net	—	(5,584)
Penalty expense on convertible debt	(1,445,700)	—
Total other expense	(6,873,148)	(5,727,177)
Net loss before provision for income tax	(14,182,166)	(14,397,500)
Provision for income tax expense	—	—
Net loss	$(14,182,166)	$(14,397,500)
Net loss attributed to non-controlling interest	178,971	127,934
Net loss attributed to Clean Vision Corporation	(14,003,195)	(14,269,566)
Other comprehensive income (loss):
Foreign currency translation adjustment	17,942	(14,499)
Comprehensive loss	$(13,985,253)	$(14,284,065)
Loss per share - basic and diluted	$(0.02)	$(0.03)
Weighted average shares outstanding - basic and diluted	712,831,938	503,760,709

 The accompanying notes are an integral part of these consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2024 and 2023

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2022	—	$—	2,000,000	$2,000	402,196,273	$402,197	$15,203,394	$76,911	$16,670	$—	$(19,078,809)	$(3,377,637)
Stock dividend	—	—	—	—	21,816,574	21,817	1,461,711	—	—	—	(1,483,528)	—
Shares issued for settlement	—	—	—	—	4,500,000	4,500	(4,500)	—	—	—	—	—
Settlement of related party debt	—	—	—	—	—	—	96,250	—	—	—	—	96,250
Stock issued for services – related party	—	—	—	—	40,500,000	40,500	1,596,500	5,709	—	—	—	1,642,709
Stock issued for services	—	—	—	—	77,239,441	77,239	2,508,586	(62,845)	—	—	—	2,522,980
Stock issued for cash	—	—	—	—	16,750,000	16,750	318,250	198,000	—	—	—	533,000
Stock issued for debt conversion	—	—	—	—	122,461,137	122,461	4,325,462	—	—	—	—	4,447,923
Debt issuance cost – warrants issued	—	—	—	—	—	—	2,729,852	—	—	—	—	2,729,852
Shares cancelled	—	—	—	—	(3,000,000)	(3,000)	3,000	—	—	—	—	—
Recognition of noncontrolling interest in acquisition	—	—	—	—	—	—	—	—	—	1,580,583		1,580,853
Net loss	—	—	—	—	—	—	—	—	(14,499)	(127,937)	(14,269,563)	(14,411,999)
Balance, December 31, 2023	—	—	2,000,000	2,000	682,463,425	682,464	28,238,505	217,775	2,171	1,452,916	(34,831,900)	(4,236,069)
Stock issued for services	—	—	—	—	9,901,222	9,901	295,645	889,446	—	—	—	1,194,992
Stock issued for services – related party	—	—	—	—	—	—	—	850,000	—	—	—	850,000
Stock issued for debt commitments	—	—	—	—	15,600,000	15,600	242,246	198,833	—	—	—	456,679
Stock issued for cash	—	—	—	—	5,000,000	5,000	95,000	100,000	—	—	—	200,000
Stock issued for warrant exercise	—	—	—	—	2,181,818	2,182	(2,182)	—	—	—	—	—
Debt issuance cost – warrants issued	—	—	—	—	—	—	766,348	—	—	—	—	766,348
Stock issued for conversion of debt	—	—	—	—	92,459,126	92,459	984,256	156,000	—	—	—	1,232,715
Cancellation of mezzanine equity	—	—	—	—	—	—	1,800,000	—	—	—	—	1,800,000
Net loss	—	—	—	—	—	—	—	—	17,942	(178,971)	(14,003,195)	(14,164,224)
Balance, December 31, 2024	—	$—	2,000,000	$2,000	807,605,591	$807,606	$32,419,818	$2,412,054	$20,113	$1,273,945	$(48,835,095)	$(11,899,559)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(14,182,166)	$(14,397,500)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	1,194,992	2,522,980
Stock issued for services – related party	850,000	1,642,709
Debt discount amortization	4,709,230	4,483,160
Loss on issuance of debt	272,275	2,676,526
Change in fair value of derivative	(144,687)	(1,829,512)
(Gain) loss on conversion of debt	(35,698)	93,890
Gain on extinguishment of debt	(216,430)	(17,500)
Penalty expense on convertible debt	1,297,464	—
Operating lease expense	(2,300)	—
Depreciation expense	221,818	100,161
Settlement liability	145,967	—
Changes in operating assets and liabilities:
Prepaids and other assets	(1,590,233)	(12,494)
Accounts receivable	33,121	151,075
Accounts payable	284,854	173,811
Accruals	1,878,776	(539,215)
Related-party payables - short-term	143,549	549,946
Accrued compensation	271,704	(297,624)
Net cash used by operating activities	(4,867,764)	(4,699,587)

Cash Flows from Investing Activities:
Purchase of 51% interest in Clean-Seas Morocco, LLC	—	(2,000,000)
Trading securities	21	(5,069)
Loan receivable	—	(70,000)
Purchase of property and equipment	(132,898)	—
Net cash used by investing activities	(132,877)	(2,075,069)

Cash Flows from Financing Activities:
Cash overdraft	56,428	353,159
Proceeds from convertible notes payable	1,508,500	5,139,500
Payments-convertible notes payable	(334,285)	(300,000)
Proceeds from the sale of common stock	200,000	533,000
Proceeds from notes payable - related party	—	5,000
Repayment of related party loans	(200,000)	(32,910)
Proceeds from notes payable	3,944	42,500
Proceeds from long term note payable	—	1,750,000
Proceeds from commercial loan	4,708,452	—
Payments - notes payable	—	(388,620)
Net cash provided by financing activities	5,943,039	7,101,629

Net change in cash	942,398	326,973
Effects of currency translation	20,113	2,171
Cash at beginning of year	339,921	10,777
Cash at end of year	$1,302,432	339,921

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$984,068	$2,178,184
Note payable issued for acquisition	$—	$4,500,000

 The accompanying notes are an integral part of these consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).  As of December 31, 2024, the Company had cash in excess of the FDIC’s $250,000 coverage limit of $6,050 in one of its bank accounts and a combined $534,832. in its accounts at a different bank, in excess of the FDIC’s coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2024 and 2023.

Restricted Cash

As of December 31, 2024, the Company has $416,597. The restricted cash is for UPS Industrial Services to ensure that there is three months in advance of construction capital available.

Principles of Consolidation`

The accompanying consolidated financial statements for the period ended December 31, 2024, include the accounts of the Company and its wholly owned subsidiaries, Clean-Seas, Inc., Clean-Seas India Private Limited, Clean-Seas Group, Endless Energy, Inc., EcoCell, Inc., Clean-Seas Arizona, Inc., Clean-Seas West Virginia, and our 51% owned subsidiary, Clean-Seas Morocco, LLC. As of December 31, 2024, there was no activity in Clean-Seas Group, Endless Energy or Clean-Seas Arizona. All intercompany transactions are eliminated in consolidation.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net loss and all changes to the consolidated statements of stockholders’ equity, except changes in paid-in capital and distributions to shareholders. Comprehensive loss is inclusive of net loss and foreign currency translation adjustments.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2024 and 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	December 31, 2024	December 31, 2023
Common shares	807,605,591	503,760,709
Net loss	$(14,003,195)	$(14,269,566)
Basic and diluted loss per share	$(0.02)	$(0.03)

Shares from convertible debt	395,500,573	120,140,000
Shares from warrants	249,042,298	116,944,802
Series B preferred stock	—	2,000,000
Series C preferred stock	20,000,000	20,000,000
Total Diluted Shares	1,400,801,022	762,845,511

Stock-Based Compensation

The Company accounts for stock-based compensation using the provisions of ASC Topic 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Stock-based compensation is estimated at the grant date based on the fair value of the awards. The Company accounts for forfeitures of grants as they occur. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in officer compensation, general and administrative and consulting expense, as applicable, in the consolidated statements of operations and comprehensive loss.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

December 31, 2024

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$2,067,621
Total	$—	$—	$2,067,621

December 31, 2023

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$598,306
Total	$—	$—	$598,306

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

For the year ended December 31, 2024, our operations in Morocco had generated approximately $231,000 in revenue from the sale of commodities (the provision of pyrolysis services and its sale of byproducts). During 2024, 77.1% of revenue was from two parties, one of which is under control of the management of Clean-Seas Morocco. As of December 31, 2024, we did not generate revenue from any other sources.

As of December 31, 2023, our operations in Morocco had generated approximately $257,000 in revenue, from the sale of commodities (the provision of pyrolysis services and its sale of byproducts). During 2023, 91% of revenue was from three parties, one of which is under control of the management of Clean-Seas Morocco. As of December 31, 2023, we did not generate revenue from any other sources.

Trade Accounts Receivable

Trade accounts receivable are amounts due from customers under normal trade terms. After assessing the creditworthiness of our customers and considering our historical experience, anticipated future operations, and prevailing economic conditions, we have determined that the application of the current expected credit loss (CECL) methodology would be immaterial to our financial statements. Consequently, no allowance for credit losses has been recorded as of the year-end. The absence of a recorded allowance for credit losses reflects our judgment that potential credit losses on outstanding receivables are negligible. As of December 31, 2024, approximately 51.8% of accounts receivable is due from one customer. As of December 31, 2023, approximately 77% of accounts receivable is due from one customer.

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

Leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, an operating lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, lease payments are recognized as paid and are not recognized on the Company’s consolidated balance sheet as an accounting policy election.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment generating revenue as of December 31, 2024 and 2023.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements.

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $48,835,095 at December 31, 2024, and had a net loss of $(14,182,166) for the year ended December 31, 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2024	December 31, 2023
Pyrolysis unit	$151,672	$185,691
Equipment	596,631	436,532
Buildings and fixtures	496,382	493,411
Land	3,865,315	3,867,095
Office furniture	1,484	998
Less: accumulated depreciation	(316,838)	(100,161)
Property and equipment, net	$4,794,646	$4,883,566

Depreciation expense

For the years ended December 31, 2024 and 2023, depreciation expense was $221,818 and $22,439, respectively.

NOTE 6 — LOANS PAYABLE

Effective January 1, 2024, the Company acquired a financing loan for its Director and Officer Insurance for $40,800. The loan bears interest at 8.75%, requires monthly payments of $4,245.41 and is due within one year. As of December 31, 2024, the balance due is $0.

West Virginia State Incentive Package

On June 12, 2023, Clean-Seas announced that it secured $12 million in state incentives, which includes $1.75 million in cash to establish a PCN facility outside of Charleston, West Virginia. Clean-Seas West Virginia, Inc., a West Virginia corporation (“Clean-Seas West Virginia”), has an existing feedstock supply agreement for 100 TPD of post-industrial plastic waste and is planned to be a PCN hub servicing the Mid-Atlantic states. The project will commence in phases, Phase 1 being 50 TPD, scaling up to 500 TPD. Additional project finance capital is in the process of being secured and the Company received the $1.75 million cash disbursement on September 25, 2023. The loan is forgiven after three years if the Company employs forty or more people of the West Virginia facility.

NOTE 7 — CONVERTIBLE NOTES PAYABLE

Walleye Opportunities Master Fund Ltd

February Convertible Notes - Walleye Opportunities Master Fund Ltd

On February 21, 2023, the Company entered into a securities purchase agreement (the “February Purchase Agreement”) with Walleye Opportunities Master Fund Ltd (“Walleye”). Pursuant to the February Purchase Agreement, the Company issued senior convertible notes in the aggregate principal amount of $4,000,000, which notes shall be convertible into shares of common stock at the lower of (a) 120% of the closing price of the common stock on the day prior to closing, or (b) a 10% discount to the lowest daily volume weighted average price (“VWAP”) reported by Bloomberg of the common stock during the 10 trading days prior to the conversion date  .

On February 21, 2023, the Walleye, under the February Purchase Agreement purchased a senior convertible promissory note (the “February Note”) in the original principal amount of $2,500,000 and a warrant to purchase 29,434,850 shares of the Company’s common stock. The maturity date of the February Note is February 21, 2024 (the “Maturity Date”). The February Note bears interest at a rate of 5% per annum. The February Note carries an original issue discount of 2%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the February Note. The Company also issued a warrant to the initial investor that is exercisable for shares of the Company’s common stock at a price of $0.0389 per share and expires five years from the date of issuance.

The terms of the February Note were amended pursuant to the March 2024 Note (discussed below). The amendment changes the conversion price to $0.03 and extends the maturity date to December 1, 2024. This note is currently in default and has incurred a $109,079 penalty that has been added to the principal. In addition, the interest rate has increased to 15%.

April Convertible Note - Walleye Opportunities Master Fund Ltd

Pursuant to the February Purchase Agreement, on April 10, 2023, Walleye purchased a senior convertible promissory note (the “April Note”) in the original principal amount of $1,500,000 and the Company issued warrants for the purchase of up to 17,660,911 shares of the Company’s common stock to Walleye. The April Note bears interest at a rate of 5% per annum. The April Note carries an original issue discount of 2%. The Company may not prepay any portion of the outstanding principal amount, accrued and unpaid interest or accrued and unpaid late charges on principal and interest, if any, except as specifically permitted by the terms of the April Note. The April Note is convertible into shares of common stock at $0.03 per share. Pursuant to the terms of the May Note (discussed below) the number of warrants was increased to 29,498,714. This note is currently in default and has incurred a $375,000 penalty that has been added to the principal. In addition, the interest rate has increased to 15%.

May Convertible Note - Walleye Opportunities Master Fund Ltd

On May 26, 2023, the Company entered into that certain Securities Purchase Agreement (the “May Purchase Agreement”) with Walleye, pursuant to which Walleye purchased a senior convertible promissory note in the aggregate original principal amount of $1,714,285.71 (the “May Note”) and warrants to purchase 44,069,041 shares of the Company’s common stock (the “May Warrants”).

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

This May Note is currently in default and has incurred a $428,571 penalty that has been added to the principal. In addition, the interest rate has increased to 15%.

As consideration for additional funding, in May of 2023, the number of warrants related to the February 2023 note increased from 29,424,850 to 49,164,524 and the number of warrants related to the April 2023 note were increased from 17,660,911 to 29,498,714.  The additional warrants were fair valued and included as a debt discount on the new tranche(s) of funding.

March 2024 Financing Walleye Opportunities Master Fund Ltd.

On March 25, 2024 (the “Issue Date”), the Company and Walleye entered into a Securities Purchase Agreement (the “March Purchase Agreement”), whereby: (i) the Company issued to Walleye (i) a convertible note in the aggregate principal amount of $666,666 (the “March 2024 Note”), (ii) a warrant initially exercisable to acquire up to 22,222,220 shares of Common Stock at an exercise price of $0.03 per share (the “March 2024 Warrant”), and (iii) the parties agreed to amend and restate the Existing Note and Existing Warrant as discussed below.

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

This note is currently in default and has incurred a $166,667 penalty that has been added to the principal. In addition, the interest rate has increased to 20%.

As consideration for additional funding, in May of 2024, the number of warrants related to the February 2023 note was increased again from 49,164,524 to 159,142,855. The additional warrants were fair valued and included as a debt discount on the new tranche of funding.

Coventry Enterprises, LLC

August 2023 Note - Coventry Enterprises, LLC

On July 31, 2023 (the “August Note Original Issue Date”), the Company entered into a securities purchase agreement (the “August Purchase Agreement”) with Coventry Enterprises, LLC (the “Coventry”), pursuant to which Coventry purchased a senior convertible promissory note in the original principal amount of $500,000 (the “August Note”). In addition, as an additional inducement to Coventry for purchasing the August Note, the Company issued 21,000,000 shares of its common stock at the closing. These shares are being valued at the closing stock price on the date of grant with the relative fair value accounted for as a debt discount. The transactions contemplated under the August Purchase Agreement closed on August 4, 2023.

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

During the year ended December 31, 2024, the Company repaid $318,284 of the note. Coventry agreed to forgive $146,430 and $50,000 of principal and interest. The remaining $39,285 was converted into 4,454,165 shares of common stock.

June 2024 Note - Coventry Enterprises, LLC

On June 14, 2024, the Company issued a convertible promissory note to Coventry Enterprises, LLC in the aggregate principal amount of $100,000 (which includes $10,000 of Original Issue Discount). The note bears interest at 10% and matures on May 15, 2025. The note is convertible into shares of common stock a at 90% of lowest trade for 20 prior days to conversion. Coventry received 5,000,000 restricted shares of Common Stock as Commitment Shares.

 GS Capital Partners

October 2023 Note - GS Capital Partners

On October 26, 2023, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with GS Capital Partners (the “GS Capital”) related to the Company’s sale of two 12% convertible notes in the aggregate principal amount of $660,000 (each note being in the amount of $330,000 and containing an original issue discount of $30,000 such that the purchase price of each note is $300,000) (each “Note,” and together the “Notes”) are convertible into shares of the Company’s common stock, par value $0.001 per share, upon the terms and subject to the limitations set forth in each Note. The Company issued and sold the first Note (the “First Note”) on October 26, 2023 (the “First Closing Date” or the “First Issuance Date”). The second note was not funded.

On the First Closing Date, the Company issued 800,000 restricted shares of Common Stock to GS Capital as additional consideration for the purchase of the First Note (the “First Note Commitment Shares”). In addition to the Commitment Shares, the Company agreed to issue 7,500,000 shares of Common Stock to GS Capital (the “Returnable Shares”) for each Note.

October 2024 Note - GS Capital Partners

On October 2, 2024, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $82,500 (which includes $7,500 of Original Issue Discount). The note bears interest at 10% and matures on December 2, 2024. The note is convertible into shares of common stock upon default at $0.01 per share.

ClearThink Capital Partners

February 2024 Note

On February 12, 2024, the Company entered into a Securities Purchase Agreement with ClearThink Capital LLC (“ClearThink”). The ClearThink Note contains a principal amount of $220,000 with guaranteed interest at a rate of 12%. All Principal and Interest, along with any and all other amounts, shall be due and owing on November 12, 2024 (the “Maturity Date”), with a lump-sum interest payment equal to $26,400. Unless the Investor elects to convert the Note into shares of Common Stock, Principal payments shall be made in four installments, each in the amount of $50,000 commencing on the one hundred eightieth (180th) day anniversary following the SPA Closing Date and continuing thereafter each thirty (30) days for four (4) months thereafter. The ClearThink Note may be prepaid in whole or in part as set forth therein and any amount of Principal or Interest on the ClearThink Note which is not paid when due shall bear interest at the rate of the lesser of (i) twenty four percent (24%) per annum (which shall be guaranteed and applied to the balance due under the ClearThink Note upon an Event of Default (as defined in the ClearThink Note)) and (ii) the maximum amount permitted under law from the due date thereof until the same is paid.

May 2024 Note

On May 24, 2024, the Company issued a convertible promissory note to ClearThink in the aggregate principal amount of $110,000 (which includes $18,000 of Original Issue Discount). The note bears interest at 10% and matures on January 24, 2025. The note is convertible into shares of common stock at $0.025 or $0.0145 if the Company’s common stock trades below $0.02 for more than five consecutive days.

October 2024 Note

On October 2, 2024, the Company issued a convertible promissory note to ClearThink in the aggregate principal amount of $82,500 (which includes $7,500 of Original Issue Discount). The note bears interest at 10% and matures on December 2, 2024. The note is convertible into shares of common stock upon default at $0.01 per share. ClearThink received 5,000,000 restricted shares of Common Stock as Commitment Shares.

Trillium Partners LP

February 2024 Note Trillium Financing

On February 15, 2024, the Company entered into a Securities Purchase Agreement (the “Trillium Agreement”) with Trillium Partners L.P. (“Trillium”), whereby the Company issued and sold to Trillium (i) a promissory note (the “Trillium Note”) in the aggregate principal amount of $580,000 (which includes $87,500 of Original Issue Discount), convertible into Common Stock, upon default, upon the terms and subject to the limitations and conditions set forth in such Trillium Note, and (ii) 4,000,000 restricted shares of Common Stock (the “Commitment Shares”). The Note matures on January 15, 2025 and a one-time interest charge of ten percent (10%) or $58,000 shall be applied to the principal on the date of issuance. The Company has the right to prepay the Trillium Note in full at any time with no prepayment penalty. Accrued unpaid interest and outstanding principal, subject to adjustment, shall be paid in seven payments, each in the amount of $91,142.86 (a total payback to the Holder of $638,000).

Pursuant to the Trillium Note, beginning on the fifth month anniversary of the Issuance Date, and for the next six months after, the Company will make a total of seven (7) equal monthly payments of $91,142.85. In the event that the Company defaults and misses a payment, then the Investor will be able to do a “default conversion. The conversion price (the “Trillium Conversion Price”) is equal to the lower of: (i) the Fixed Conversion Price of $0.03; (ii) the Variable Conversion Price (70% of the lowest trade for the twenty days prior to conversion); and (iii) the Alternative Conversion Price (lowest price of our Common Stock during the period thirty days prior to a default).

This note is currently in default and has incurred a $174,993 penalty that has been added to the principal. In addition, the interest rate has increased to 22% and the conversion rate changed to 70% of the lowest trade for the twenty days prior to conversion. In addition to the penalty added to the principal, the Company has also accrued a potential settlement liability of $145,967. Refer to Note 13 for a discussion of the current litigation with Trillium.

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

The following table summarizes the convertible notes outstanding as of December 31, 2024:

Note Holder	Date	Maturity Date	Interest	Default Interest	Balance December 31, 2023	Additions		Repayments / Conversions		Balance December 31, 2024
Walleye Opportunities Fund	2/21/2023	12/1/2024	5%	15%	436,316	109,079	(3)	—		545,395
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	15%	1,500,000	375,000	(4)	—		1,875,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	15%	1,714,286	428,571	(5)	—		2,142,857
Coventry Enterprises, LLC	7/31/2023	7/31/2024	10%	15%	500,000	—		(500,000)	(1)	—
GS Capital Partners	10/26/2023	7/26/2024	12%	15%	330,000	—		(305,000)	(7)	25,000
ClearThink Capital Partners	2/12/2024	11/12/2024	12%	15%	—	220,000		(220,000)	(8)	—
Trillium Partners LP	2/22/2024	1/15/2025	10%	15%	—	754,993	(2)	(291,778)		463,215
Walleye Opportunities Fund	3/25/2024	12/1/2024	5%	20%	—	833,333	(6)	—		833,333
ClearThink Capital Partners	5/24/2024	1/24/2025	12%	15%	—	110,000		—		110,000
Coventry Enterprises, LLC	6/14/2024	5/15/2025	10%	15%	—	100,000		(10,000)	(9)	90,000
GS Capital Partners	10/2/2024	12/2/2024	10%	22%	—	82,500		—		82,500
ClearThink Capital Partners	10/2/2024	12/2/2024	10%	22%	—	82,500		—		82,500
Total					$4,480,602	$3,095,976		$(1,326,778)		$6,249,800
Less debt discount					$(1,701,403)					(205,675)
Convertible notes payable, net					$2,779,199					$6,044,125

(1)	$314,284 was repaid in cash, $146,430 was forgiven along with $50,000 of accrued interest. The remaining $39,285 was converted into shares of common stock.
(2)	$87,500 is the original principal of note, $174,993 of this amount was added to principal for default penalty. $291,778 converted to common stock
(3)	$109,079 added to principal for default penalty.
(4)	$375,000 added to principal for default penalty.
(5)	$428,571 added to principal for default penalty.
(6)	$666,666 is the original principal of note, $166,667 added to principal for default penalty.

(7)	$295,000 converted to common stock, $10,000 repaid in cash
(8)	$220,000 converted to common stock
(9)	$10,000 repaid in cash

Total accrued interest on the above convertible notes was $801,979 and $254,151 as of December 31, 2024 and 2023, respectively.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2022	$—
Increase to derivative due to new issuances	4,217,944
Decrease to derivative due to conversions	(1,119,076)
Decrease to derivative due to mark to market	(2,500,562)
Balance at December 31, 2023	598,306
Increase to derivative due to new issuances and/or modification of conversion terms	1,614,002
Decrease to derivative due to mark to market	(144,687)
Balance at December 31, 2024	$2,067,621

NOTE 8 — COMMERCIAL LOAN

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

The initial credit extension of $5,000,000 is presented on the balance sheet net of debt discount of $260,311.

NOTE 9 — RELATED PARTY TRANSACTIONS

Daniel Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Daniel Bates, CEO. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.

As of December 31, 2024 and 2023, the Company owed Mr. Bates $236,000 and $189,000, respectively, for accrued compensation.

On December 20, 2023, the Company granted Mr. Bates 20,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $788,000.

On December 12, 2024, the Company granted Mr. Bates 30,000,000 shares of common stock for services. The shares were valued at $0.017, the closing stock price on the date of grant, for total non-cash compensation expense of $510,000.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month, which increased to $7,500 in June 2023. As of December 31, 2024 and 2023, the Company owed Ms. Boulds $0 and $0, respectively, for accrued compensation.

On December 20, 2023, the Company granted Ms. Boulds 4,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $157,600.

On December 12, 2024, the Company granted Ms. Boulds 4,000,000 shares of common stock for services. The shares were valued at $0.017, the closing stock price on the date of grant, for total non-cash compensation expense of $68,000.

Daniel Harris, Chief Revenue Officer

As of December 31, 2024 and 2023, the Company owed Mr. Harris, $37,500 and $17,500, respectively, for accrued compensation.

On December 20, 2023, the Company granted Mr. Harris 4,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $157,600.

On December 12, 2024, the Company granted Mr. Harris 4,000,000 shares of common stock for services. The shares were valued at $0.017, the closing stock price on the date of grant, for total non-cash compensation expense of $68,000.

Michael Dorsey, Director

During the years ended December 31, 2024 and 2023, the Company paid Mr. Dorsey, $18,000 and $18,000, respectively, for director fees.

During 2023, the Company paid $87,500 to Around the Corner, as a finder’s fee for the Clean Seas West Virginia project. Mr. Dorsey is an owner of Around the Corner.

On December 20, 2023, the Company granted Mr. Dorsey 4,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $157,600.

On December 12, 2024, the Company granted Mr. Dorsey 4,000,000 shares of common stock for services. The shares were valued at $0.017, the closing stock price on the date of grant, for total non-cash compensation expense of $68,000.

Greg Boehmer, Director

During the years ended December 31, 2024 and 2023, the Company paid Mr. Boehmer, $18,000 and $18,000, respectively, for director fees. In addition, the Company owes Mr. Boehmer $15,000 and $0, for consulting services as of December 31, 2024 and 2023.

On December 20, 2023, the Company granted Mr. Boehmer 4,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $157,600.

On December 12, 2024, the Company granted Mr. Boehmer 4,000,000 shares of common stock for services. The shares were valued at $0.017, the closing stock price on the date of grant, for total non-cash compensation expense of $68,000.

Bart Fisher, Director

During the years ended December 31, 2024 and 2023, the Company paid Mr. Fisher, $9,000 and $9,000, respectively, for director fees and owes $9,000 as of December 31, 2024.

On December 20, 2023, the Company granted Mr. Fisher 4,000,000 shares of common stock for services. The shares were valued at $0.0394, the closing stock price on the date of grant, for total non-cash compensation expense of $157,600.

On December 12, 2024, the Company granted Mr. Fisher 4,000,000 shares of common stock for services. The shares were valued at $0.017, the closing stock price on the date of grant, for total non-cash compensation expense of $68,000.

Green Invest Solutions Ltd.

During September 2023, a $70,000 note was issued to Green Invest Solutions Ltd. which is managed by the same individuals as Clean-Seas Morocco. The loan is considered to be short-term and is not accruing interest.

Management of Clean-Seas Morocco

On occasion, management of Clean-Seas Morocco provides funds to the company for general operations. As of December 31, 2024 and 2023, $693,495 and $549,946 was due to management, respectively. There are no agreements and no interest rates applied.

Note Payable

Pursuant to the Morocco Purchase Agreement, Clean-Seas paid an aggregate purchase price of $6,500,000 for the Morocco Acquisition, of which (i) $2,000,000 was paid on the Morocco Closing Date and (ii) the remaining $4,500,000 is to be paid to Ecosynergie Group over a period of ten (10) months from the Morocco Closing Date. During the year ended December 31, 2024, the Company paid $200,000 towards the balance due.

Related Party Revenue

For the year ended December 31, 2024, our operations in Morocco had generated approximately 47.2% from a party under control of the management of Clean-Seas Morocco.

NOTE 10 — COMMON STOCK

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

On August 23, 2024, the Company sold 6,896,552 shares of common stock for total proceeds of $100,000. As of December 31, 2024, the shares have not yet been issued by the transfer agent and are presented as shares to be issued.

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

On September 26, 2023, the Company entered into the Dorado Purchase Agreement with Dorado. Pursuant to which the Company issued and sold to Dorado (i) 10,000,000 shares of Common Stock to the Dorado at a purchase price of $0.0198 per share, or $198,000 in the aggregate, and (ii) 5,000,000 shares of restricted Common Stock to Dorado.   As of December 31, 2024, the shares have not yet been issued by the transfer agent and are presented as shares to be issued.

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

During the year ended December 31, 2024, GS Capital Partners, LLC, converted $295,000 and $32,686 of principal and interest, respectively, into 32,780,613 shares of common stock.

During the year ended December 31, 2024, ClearThink, converted $220,000 and $36,000 of principal and interest, respectively, into 25,704,617 shares of common stock. As of December 31, 2024, 14,568,254 shares of common stock had not yet been issued by the transfer agent and are disclosed as $156,000 common stock to be issued.

During the year ended December 31, 2024, Coventry converted $39,285 of principal, into 4,454,165 shares of common stock.

During the year ended December 31, 2024, Trillium, converted $291,778 and $55,803 of principal and interest, respectively, into 44,087,985 shares of common stock.

On November 18, 2024, the Company issued 2,000,000 shares of common stock for services . The shares were valued at $0.0204, the closing stock price on the date of grant, for total non-cash expense of $40,800.

During the year ended December 31, 2024, the Company granted a total of 27,100,000   shares of common stock for debt commitment shares to various debt issuers in conjunction with the issuance of convertible notes payable. As of December 31, 2024, 11,500,000 shares were not yet issued by the Company’s transfer agent and are disclosed as common stock to be issued. The total allocated fair market value of the shares was $456,679.

On December 12, 2024, the Company granted 50,500,000 bonus shares of common stock for service to some of its service providers and employees. The shares were valued at $0.017, the closing stock price on the date of grant, for total non-cash compensation expense of $858,500.

Refer to Note 8 for shares issued to related parties.

NOTE 11 — PREFERRED STOCK

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

On December 17, 2020, the Company entered into a three-year consulting agreement with Leonard Tucker LLC (“Tucker”). Per the terms of the agreement, Tucker received 2,000,000 shares of Series B Preferred Stock for services provided, which shares of Series B Preferred Stock are to be classified as mezzanine equity until they are fully issued. As a result of the arbitrator’s April decision regarding the Company’s litigation with Tucker, April 15, 2024, Tucker does not hold any shares of Series B Preferred Stock. See Note 13 – Commitments and Contingencies (Legal Proceedings) below. The Series B Preferred Stock were cancelled and credited to additional paid in capital.

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

NOTE 12 — WARRANTS

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

On February 17, 2023, the investor under that certain Securities Purchase Agreement (the “February Purchase Agreement”) purchased a senior convertible promissory note in the original principal amount of $2,500,000 and a warrant to purchase 29,434,850  shares of the Company’s common stock (the “February Warrant”). The February Warrant is exercisable for shares of the Company’s common stock at a price of $0.0389 per share and expires five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $1,381,489 which has been accounted for in additional paid in capital. As consideration for additional funding, in May of 2023, the number of warrants related to this note increased from 29,424,850 to 49,164,524. The additional warrants were fair valued and included as a discount on the new tranche of funding.

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

Pursuant to the February Purchase Agreement, on April 10, 2023, the Company issued a senior convertible promissory note in the original principal amount of $1,500,000 and warrants to purchase 17,660,911 shares of the Company’s common stock (the “April Warrants”). The April Warrants are exercisable for shares of the Company’s common stock at a price of $0.0389 per share and expire five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $587,384 which has been accounted for in additional paid in capital. As consideration for additional funding, in May of 2023, the number of warrants related to the this note were increased from 17,660,911 to 29,498,714.  The additional warrants were fair valued and included as a discount on the new tranche(s) of funding.

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

On March 25, 2024, the Company entered into that certain Securities Purchase Agreement with Walleye pursuant to which the Company warrants to purchase 102,701,837 shares of the Company’s common stock. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.03 per share and expire five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $575,690 which has been accounted for in additional paid in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2022	9,040,000	$0.02	2.25
Issued	107,914,802	$0.04	4.46
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	116,954,802	$0.037	4.25	$345,500
Issued	163,778,028	$0.03	5
Cancelled	—	$—	—
Exercised	(2,181,818)	$—	—
Outstanding, December 31, 2024	278,541,012	$0.034	3.44	$—

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

Tucker

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

Trillium

On November 1, 2024, Trillium filed a lawsuit in the United States District Court for the District of Nevada (Case No. 2:24-cv-02047) against the Company and its transfer agent, ClearTrust as a relief defendant, seeking monetary damages, as well declaratory and injunctive relief related to . On February 24, 2025, Trillium amended its complaint, adding Frank Benedetto, Mirador Consulting LLC and the following members of the Company’s board of directors as named defendants: Daniel Bates, Gregory Boehmer, Bart Fisher, and Dr. Michael Dorsey. In its complaint, Trillium claims allege that Clean Vision defaulted on a convertible promissory note, and thereafter, in conjunction with the other co-defendants, tortiously blocked Trillium’s ability to convert shares under the convertible promissory note. Clean Vision has countersued Trillium, seeking declaratory relief to adjudicate and declare the respective parties’ rights and obligations under the convertible promissory note, if any. Daniel Bates and Gregory Boehmer have both filed motions to dismiss the claims against them. In addition to the $174,933 penalty added to the principal and, increased interest rate, the Company has accrued a potential settlement liability of $145,967.

NOTE 14 – OPERATING LEASE

The Company entered into a Motor Vehicle Lease Agreement (Vehicle Lease”) on December 22, 2024. Amount due at signing is $10,526 followed by thirty-six monthly payments of $1,173.54, for total payments of $42,247.44.

Adoption of Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), resulted in recording an initial right-of-use (“ROU”) assets and operating lease liabilities of $45,467 on May 1, 2022.

Asset	Balance Sheet Classification	December 31, 2024
Operating lease asset	Right of use asset	$45,467
Total lease asset		$45,467

Liability
Operating lease liability – current portion	Current operating lease liability	$11,814
Operating lease liability – noncurrent portion	Long-term operating lease liability	31,353
Total lease liability		$43,167

NOTE 15 — INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31:

	2024	2023
Deferred Tax Assets:
NOL Carryover	$(14,377,000)	$(8,522,371)
Payroll accrual	125,100	72,200
Deferred tax liabilities:
Less valuation allowance	14,251,900	8,450,171
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2024	2023
Book loss	$(2,978,300)	$(3,023,500)
Other nondeductible expenses	1,695,800	2,013,800
Related party accrual	—	—
Valuation allowance	1,282,500	1,009,700
	$—	$—

At December 31, 2024, the Company had net operating loss carry forwards of approximately $14,377,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2024, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company operates in multiple foreign jurisdictions and may be subject to foreign income taxes. The provision for income taxes does not included and possible taxes levied by foreign governments.

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

NOTE 16 — DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the liabilities of the discontinued operations in the consolidated balance sheets. The liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2024 and 2023, and consist of the following:

	December 31, 2024	December 31, 2023
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

NOTE 17 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date of filing and has determined that it has the following material subsequent events to disclose in these consolidated financial statements.

On January 31, 2025, the Company’s transfer agent issued the 7,500,000 commitment shares of common stock due to GS Capital.

On February 6, 2025, the Company’s transfer agent issued the 30,000,000 shares of common stock granted to Mr. Bates on December 12, 2024.

On February 6, 2025, the Company’s transfer agent issued the 4,000,000 shares of common stock granted to Ms. Boulds on December 12, 2024.

On February 6, 2025, the Company’s transfer agent issued the 4,000,000 shares of common stock granted to Ms. Harris on December 12, 2024.

On February 6, 2025 the Company’s transfer agent issued the 12,000,000 shares of common stock granted to its directors on December 12, 2024.

On February 6, 2025, the Company’s transfer agent issued the 50,500,000 shares of common stock granted to its service providers and employees on December 12, 2024.

On February 6, 2025, the Company’s transfer agent issued the 6,896,552 shares of common stock purchase on August 23, 2024.

On February 14, 2025, The Company issued 2,000,000 shares of common stock each to GS Capital and ClearThink for commitment shares pursuant to the terms of promissory notes that were issued in 2024.

On February 24, 2025, the Company’s transfer agent issued 10,000,000 shares of common stock due for the Dorado Purchase Agreement as of December 24, 2024.

On March 11, 2025, the Company issued a Promissory Note to Dan Bates, CEO, for $100,000. The note bears interest at 8% and matures on March 11, 2026.

On March 26, 2025, the Company issued a Promissory Note to Dan Bates, CEO, for $250,000. The note bears interest at 8% and matures on March 26, 2026.

Subsequent to December 31, 2024, the Company issued 7,396,000 shares of common stock for services.

Subsequent to December 31, 2024, ClearThink converted $45,000 of principal into 4,500,000 shares of common stock. In addition, the Company’s transfer agent issued the 14,568,254 shares of common stock due for prior conversions as of December 31, 2024.

Subsequent to December 31, 2024, Coventry converted $104,055 of principal into 10,808,085 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Management has identified material weaknesses in our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. During the year ended December 31, 2024, management identified the following material weaknesses.

·	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions.

·	Due to our size and scope of operations, we currently do not have an independent audit committee in place.

·	Due to our size and limited resources, we lack a sufficient system of overall internal controls and the ability to properly document a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

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

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Part III is omitted from this Annual Report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2025 Annual Meeting (the “Proxy Statement”) on the date hereof and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information regarding individuals who are currently serving as directors and/or executive officers as of December 31, 2024.

Name	Age	Position
Daniel Bates	67	Chairman, Chief Executive Officer, President and Director
Rachel Boulds	55	Chief Financial Officer
Daniel Harris	61	Chief Revenue Officer
Dr. Michael Dorsey	52	Independent Director
Gregory Michael Boehmer	56	Independent Director
Bart Fisher	80	Independent Director

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

Gregory Michael Boehmer - Director

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

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2024, all of its officers, directors and 10% stockholders complied with all Section 16(a) timely filing requirements.

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

Item 11. Executive Compensation

The table and discussion below present compensation information for our executive officers as of December 31, 2024, which we refer to as our “named executive officers”:

·	Daniel Bates, our Chairman of the Board of Directors, President, Chief Executive Officer and Secretary.

·	Rachel Boulds, our Chief Financial Officer.

·	Daniel Harris, Chief Resource Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total
Daniel Bates	2024	$240,000	$0	$510,000	$0	$0	$0	$0	$750,000
CEO	2023	$240,000	$0	$788,000	$0	$0	$0	$0	$1,028,000
Rachel Boulds	2024	$70,000	$0	$68,000	$0	$0	$0	$0	$138,000
CFO	2023	$90,000	$0	$157,600	$0	$0	$0	$0	$227,600
Daniel Harris	2024	$120,000	$0	$68,000	$0	$0	$0	$0	$188,000
CRO	2023	$90,000	$0	$163,309	$0	$0	$0	$0	$253,309

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 8 to our consolidated financial statements included elsewhere in this Annual Report.

(2)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation, nonqualified deferred compensation, or other compensation, during the periods reported above.

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the years ended December 31, 2024 and 2023; (ii) did not have any outstanding equity awards as of December 31, 2024; and (iii) had no options exercised by its Named Executive Officers in the fiscal years ending December 31, 2024 and 2023.

Compensation of Directors

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Dr. Michael Dorsey	2024	$18,000	$68,000	$0	$0	$0	$86,000
	2023	$18,000	$157,600	$0	$0	$0	$175,600
Gregory Boehmer	2024	$18,000	$68,000	$0	$0	$0	$86,000
	2023	$18,000	$157,600	$0	$0	$0	$175,600
Bart Fisher	2024	$18,000	$68,000	$0	$0	$0	$86,000
	2023	$18,000	$218,600	$0	$0	$0	$236,600

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

Outstanding Equity Awards at the End of the Fiscal Year

We do not currently have any equity compensation plans and therefore no equity awards were outstanding as of December 31, 2024.

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

Rachel Boulds

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, (the “Boulds Consulting Agreement”) to serve as part-time Chief Financial Officer for compensation of $5,000 per month. Compensation was increased to $7,500 per month in June 2023.

Daniel Harris

The Company entered into a consulting agreement with Daniel Harris, effective as of May 1, 2021, (the “Harris Consulting Agreement”) to serve as Chief Revenue Officer for compensation of $7,500 per month. Compensation was increased to $10,000 per month in June 2023.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 1, 2025 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent of our Common Stock; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

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

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our Common Stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 2006 N. Sepulveda Blvd., Suite #1051, Manhattan Beach, California 90266.

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

	Shares Beneficially Owned(1)	Percentage Ownership
Executive Officers and Directors
Daniel Bates(2)	77,125,000	7.9%
Rachel Boulds	10,625,000	1.1%
Dr. Michael Dorsey	10,625,000	1.1%
Gregory Boehmer	11,150,000	1.1%
Daniel Harris	11,493,761	1.2%
Bart Fisher	8,525,000	* %
All current directors and officers as a group (6 persons)	129,543,761	12.4%

*Less than 1%

(1)	Based on 973,774,482 shares of Common Stock outstanding as of April 1, 2025. Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2)	Includes 20,000,000 shares of Common Stock to be issued upon conversion of the Series C Preferred Stock owned by Mr. Bates, which conversion automatically occurred on January 1, 2023, but has not been effectuated as of August 15, 2024.

Item 13. Certain Relationships, Related Transactions and Director Independence

Except as discussed below and the executive compensation arrangements described in the section titled “Executive Compensation,” since January 1, 2022, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at the year-end for the fiscal years ended December 31, 2024 and 2023, and in which any director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest (any such transaction, a “related party transaction”).

The Company issued to Mr. Bates three separate promissory notes, on: (1) August 1, 2022, for $1,000; (2) September 15, 2022, for $35,040; and (3) October 6, 2022, for $1,000. The notes bear interest at 8% and are due on demand. As of December 31, 2022, the Company repaid $20,000, for a balance due of principal and interest of $26,040 and $977. As of December 31, 2023, Mr. Bates loaned the Company an additional $5,000 and was repaid $31,040 and $1,870 of principal and interest, respectively. As of December 31, 2023, the balance due of principal and interest is $0.

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

Item 14. Principal Accounting Fees and Services

Fruci & Associates II, PLLC, was the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023. As discussed in greater detail below, the following table shows the fees paid or accrued by us to Fruci & Associates II, PLLC during the fiscal years ended December 31, 2024 and 2023:

Type of Service	2024	2023
Audit Fees	$95,172	$55,389
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$95,172	$55,389

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
57

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

CLEAN VISION CORPORATION

Date: April 15, 2025	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Bates	Chief Executive Officer, President and Director	April 15, 2025
Daniel Bates	(Principal Executive Officer)

/s/ Rachel Boulds	Chief Financial Officer	April 15, 2025
Rachel Boulds	(Principal Financial Officer)

/s/ Michael Dorsey	Director	April 15, 2025
Dr. Michael Dorsey

/s/ Gregory Michael Boehmer	Director	April 15, 2025
Gregory Michael Boehmer

/s/ Bart Fisher	Director	April 15, 2025
Bart Fisher

