Form 10-Q
period 2025-03-31
Clean Vision Corp
filed 2025-05-15
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2025

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

As of May 15, 2025, there were 998,802,518 shares of the issuer’s common stock issued and outstanding.

   CLEAN VISION CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$1,175,644	$885,835
Restricted cash	629,177	416,597
Prepaids and other assets	4,159,210	1,957,045
Accounts receivable	9,238	37,624
Loan receivable	70,000	70,000
Right of use asset	1,765,620	45,467
Trading securities	5,304	5,048
Total Current Assets	7,814,193	3,417,646
Property and equipment	5,030,290	4,794,646
Goodwill	4,854,622	4,854,622
Total Assets	$17,699,105	$13,066,884
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$446,698	$409,587
Accounts payable	1,249,419	1,042,892
Accrued compensation	599,192	595,719
Accrued expenses	2,476,420	2,282,488
Accrued interest – related party	789
Convertible note payable, net discount of $13,432 and $205,675, respectively	6,140,725	6,044,125
Derivative liability	3,741,967	2,067,621
Settlement liability	—	145,967
Loans payable	845,601	784,600
Related party payables	771,671	693,495
Loans payables – related parties	4,650,000	4,300,000
Lease liabilities - current portion	109,608	11,814
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	21,099,183	18,445,401
Economic incentive (Note 12)	1,750,000	1,750,000
Commercial loan, net of discount of $197,836 and $260,311, respectively	8,052,164	4,739,689
Lease liabilities - net of current portion	1,692,207	31,353
Total Liabilities	32,593,554	24,966,443

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 0 and 2,000,000 shares issued and outstanding, respectively	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 973,774,482 and 807,605,591 shares issued and outstanding, respectively	973,775	807,606
Common stock to be issued	—	2,412,054
Additional paid-in capital	34,987,523	32,419,818
Accumulated other comprehensive loss	(1,780)	20,113
Accumulated deficit	(52,068,776)	(48,835,095)
Non-controlling interest	1,212,809	1,273,945
Total stockholders' deficit	(14,894,449)	(11,899,559)
Total liabilities and stockholders' deficit	$17,699,105	$13,066,884

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$10,525	$49,692
Cost of revenue	1,944	2,985
Gross margin	8,581	52,677
Operating Expenses:
Consulting	243,097	384,732
Advertising and promotion	68,195	30,672
Development expense	2,420	28,515
Professional fees	87,791	271,091
Payroll expense	406,742	301,546
Director fees	13,500	13,500
General and administration expenses	212,721	338,955
Total operating expense	1,034,446	1,369,011
Loss from Operations	(1,025,885)	(1,316,334)
Other income (expense):
Interest expense	(632,397)	(1,475,355)
Change in fair value of derivative	(1,732,057)	625,857
Loss on debt issuance		(252,376)
Loss on conversion of debt	(12,054)
Gain on extinguishment of debt	145,967	196,430
Other income (expense), net	966	(475)
Penalty expense on convertible debt	(39,357)	—
Total other expense	(2,268,932)	(905,919)
Net loss before provision for income tax	(3,294,817)	(2,222,253)
Provision for income tax expense	—	—
Net loss	$(3,294,817)	$(2,222,253)
Net loss attributed to non-controlling interest	61,136	53,596
Net loss attributed to Clean Vision Corporation	(3,233,681)	(2,168,657)
Other comprehensive income (loss):
Foreign currency translation adjustment	(21,893)	(2,168)
Comprehensive loss	$(3,255,574)	$(2,170,825)
Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and diluted	898,023,178	690,746,468

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2024	2,000,000	$2,000	807,605,591	$807,606	$32,419,818	$2,412,054	$20,113	$1,273,945	$(48,835,095)	$(11,899,559)
Stock issued for services	—	—	74,792,552	74,793	1,235,329	(1,207,122)	—	—	—	103,000
Stock issued for services – related parties	—	—	50,000,000	50,000	800,000	(850,000)	—	—	—	—
Stock issued for debt commitments	—	—	11,500,000	11,500	187,432	(198,932)	—	—	—	—
Stock issued for debt	—	—	29,876,339	29,876	344,944	(156,000)	—	—	—	218,821
Net loss	—	—	—	—	—	—	(21,893)	(61,136)	(3,233,681)	(3,316,710)
Balance, March 31, 2025	2,000,000	$2,000	973,774,482	$973,775	$34,987,523	$—	$(1,780)	$1,212,809	$(52,068,776))	$(14,894,449)

	Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2023	2,000,000	$2,000	682,463,425	$682,464	$28,238,505	$217,775	$2,171	$1,452,916	$(34,831,900)	$(4,236,069)
Stock issued for services	—	—	455,840	456	15,544	261,772	—	—	—	277,772
Stock issued for debt commitments	—	—	5,600,000	5,600	196,560	—	—	—	—	202,160
Stock issued for cash	—	—	5,000,000	5,000	95,000	—	—	—	—	100,000
Stock issued for warrant exercise	—	—	2,181,818	2,182	(2,182)	—	—	—	—	—
Debt issuance cost – warrants issued	—	—	—	—	575,690	—	—	—	—	575,690
Net loss	—	—	—	—	—	—	(2,168)	(53,596)	(2,168,657)	(2,202,490)
Balance, March 31, 2024	2,000,000	$2,000	695,701,083	$695,702	$29,119,117	$479,547	$3	$1,399,320	$(37,000,557)	$(5,304,868)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(3,294,817)	$(2,222,253)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	103,000	277,772
Debt discount amortization	254,718	1,322,527
Loss on issuance of debt	—	252,376
Change in fair value of derivative	1,732,057	(625,857)
Loss on conversion of debt	12,054	—
Gain on extinguishment of debt	—	(196,430)
Gain on settlement liability	(145,967)	—
Penalty expense on convertible debt	39,357	—
Operating lease expense	38,495	—
Depreciation expense	48,259	57,581
Changes in operating assets and liabilities:
Prepaids and other assets	(2,202,165)	(279,041)
Accounts receivable	28,386	8,010
Accounts payable	220,582	131,475
Accruals	193,932	81,498
Related-party payables - short-term	78,176	156,696
Accrued interest – relate party	789
Accrued compensation	3,473	46,917
Net cash used by operating activities	(2,889,671)	(988,729)

Cash Flows from Investing Activities:
Trading securities	(256)	—
Purchase of property and equipment	(283,903)	(142,195)
Net cash used by investing activities	(284,159)	(142,195)

Cash Flows from Financing Activities:
Cash overdraft	37,111	13,865
Proceeds from convertible notes payable	—	1,176,500
Payments-convertible notes payable	—	(314,285)
Proceeds from the sale of common stock	—	100,000
Proceeds from notes payable - related party	350,000	—
Proceeds from notes payable	61,001	83,318
Proceeds from commercial loan	3,250,000	—
Net cash provided by financing activities	3,698,112	1,059,398

Net change in cash	524,282	(71,526)
Effects of currency translation	(21,893)	(2,168)
Cash at beginning of period	1,302,432	339,921
Cash at end of period	$1,804,821	266,227

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$244,055	$—
Warrants issued with notes payable	$—	$575,690

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

All operations are currently being conducted through Clean-Seas, Inc. (“Clean-Seas”), our wholly-owned subsidiary. Clean-Seas acquired its first pyrolysis unit in November 2021 for use in a pilot project in India, which began operations in early May 2022. On April 23, 2023, Clean-Seas completed its acquisition of a fifty-one percent (51%) interest in Ecosynergie S.A.R.L., a limited liability company organized under the laws of Morocco (“Ecosynergie” or “Clean-Seas Morocco”). Clean-Seas Morocco began operations at its pyrolysis facility in Agadir, Morocco in April 2023, which currently has capacity to convert 20 tons per day (“TPD”) of waste plastic through pyrolysis.

We believe that our current projects will showcase our ability to convert waste plastic (using pyrolysis), to generate three byproducts: (i) low sulfur fuel, (ii) clean hydrogen (specifically, the Company’s branded clean hydrogen, AquaH®, which trademark was issued by the USPTO on November 8, 2023 and published on November 28, 2023our branded), and (iii) char. We intend to sell the majority of these byproducts, while retaining a small amount of the low sulfur fuels and/or hydrogen to power our facilities and equipment. To date, our operations in India have not generated any revenue.

Clean-Seas India Private Limited was incorporated on November 17, 2021, as a wholly owned subsidiary of Clean-Seas.

Clean-Seas, Abu Dhabi PVT. LTD was incorporated in Abu Dhabi on December 9, 2021 as a wholly owned subsidiary of the Company. On January 19, 2022, the Company changed the name of its wholly owned subsidiary, Clean-Seas, Abu Dhabi PVT. LTD, to Clean-Seas Group; however, as of July 4, 2022, the Clean-Seas Group had ceased operations.

Endless Energy, Inc. (“Endless Energy”) was incorporated in Nevada on December 10, 2021, as a wholly owned subsidiary of the Company, for the purpose of investing in wind and solar energy projects but does not currently have any operations.

EcoCell, Inc. ("EcoCell”) was incorporated on March 4, 2022, as a wholly owned subsidiary of the Company. EcoCell does not currently have any operations, but we intend to use EcoCell for the purpose of licensing fuel cell patented technology in the future.

Clean-Seas Arizona, Inc. (“Clean-Seas Arizona”) was incorporated in Arizona on September 19, 2022, as a wholly owned subsidiary of Clean-Seas. Pursuant to that certain Memorandum of Understanding signed on November 4, 2022, Arizona State University (ASU) and the Rob and Melani Walton Sustainability Solution Services (WS3), the parties intend for Clean-Seas Arizona to establish a plastic feedstock to clean hydrogen conversion facility to be located in Phoenix, Arizona. In furtherance of these goals, and pursuant to a Services Agreement (the “Arizona Services Agreement”) signed on June 12, 2023 with ASU and WS3, this facility is currently intended to source and convert plastic feedstock from the Phoenix area and import plastic from California. Pursuant to the Arizona Services Agreement, the Arizona facility is expected to begin processing plastic feedstock in Q4 2025 at 100 TPD and scale up to a maximum of 500 TPD at full capacity. Additionally, we are exploring plans for this facility to be powered by renewable energy, which, if successful, would become the first completely off grid pyrolysis conversion facility in the world.

Clean-Seas West Virginia, Inc. (“Clean-Seas West Virginia”), formed on April 1, 2023, is our first PCN facility slated for the United States and is currently expected to be operational in the third quarter of 2025. This facility is located in the city of Belle, outside of Charleston, the capital of West Virginia, and is expected to begin operations converting 50 TPD of plastic feedstock. The Company expects to expand to greater than 500 TPD within three years of beginning operations. Clean-Seas has engaged MacVallee, LLC (“MacVallee”) to secure mixed plastic feedstock from material recovery facilities and industrial suppliers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2025 and not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2024.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).  As of March 31, 2025, the Company had cash in excess of the FDIC’s $250,000 coverage limit of $1,455,634, in total for several accounts at one bank, in excess of the FDIC’s coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended March 31, 2025 and December 31, 2024.

Restricted Cash

As of March 31, 2025 and December 31, 2024, the Company has $629,177 and $416,597, respectively, of restricted cash. The restricted cash is for UPS Industrial Services to ensure that there is three months in advance of construction capital available.

Principles of Consolidation

The accompanying unaudited consolidated financial statements for the period ended March 31, 2025, include the accounts of the Company and its wholly owned subsidiaries, Clean-Seas, Clean-Seas India Private Limited, Clean-Seas Group, Endless Energy, Inc., EcoCell, Inc., Clean-Seas Arizona, Inc., Clean-Seas West Virginia, and our 51% owned subsidiary, Clean-Seas Morocco, LLC. As of March 31, 2025, there was no activity in Clean-Seas Group, Endless Energy or Clean-Seas Arizona. All intercompany transactions are eliminated in consolidation.

Translation Adjustment

The accounts of the Company’s subsidiary, Clean-Seas India, are maintained in Rupees and the accounts of Clean-Seas Morocco in Moroccan dirham. In accordance with ASC 830-30 – Foreign Currency Matters, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net loss and all changes to the consolidated statements of stockholders’ equity, except changes in paid-in capital and distributions to shareholders. Comprehensive loss is inclusive of net loss and foreign currency translation adjustments.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2025 and 2024, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	March 31, 2025	March 31, 2024
Common shares	898,023,178	690,746,468
Net loss	$(3,233,681)	$(2,168,657)
Basic and diluted loss per share	$(0.00)	$(0.00)

Shares from convertible debt	457,020,012	131,000,000
Shares from warrants	271,722,830	296,128,059
Series B preferred stock	—	—
Series C preferred stock	20,000,000	20,000,000
Total Diluted Shares	1,646,766,020	1,400,801,022

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

March 31, 2025

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$3,741,967
Total	$—	$—	$3,741,967

December 31, 2024

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$2,067,621
Total	$—	$—	$2,067,621

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition under ASC 606 through the following steps:

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

For the period ended March 31, 2025, our operations in Morocco had generated approximately $10,500 in revenue from the sale of commodities (the provision of pyrolysis services and its sale of byproducts). As of March 31, 2025, we did not generate revenue from any other sources.

For the period ended March 31, 2024, our operations in Morocco had generated approximately $50,000 in revenue. During the period, 93% of revenue was from one party. As of March 31, 2024, we did not generate revenue from any other sources.

Trade Accounts Receivable

Trade accounts receivable are amounts due from customers under normal trade terms. After assessing the creditworthiness of our customers and considering our historical experience, anticipated future operations, and prevailing economic conditions, we have determined that the application of the current expected credit loss (CECL) methodology would be immaterial to our financial statements. Consequently, no allowance for credit losses has been recorded as of the year-end. The absence of a recorded allowance for credit losses reflects our judgment that potential credit losses on outstanding receivables are negligible. As of March 31, 2025, approximately 51% of accounts receivable is due from one customer. As of December 31, 2024, approximately 51.8% of accounts receivable is due from one customer. As of December 31, 2023, approximately 77% of accounts receivable is due from one customer.

Inventory

Inventory consists of plastic bottles that are acquired at no cost to us and are held for use in our pyrolysis process, which converts these materials into pyrolysis oil, carbon char, and other commodities. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), these bottles are recorded at the lower of cost or market. Since the acquisition cost of the bottles is zero, and there is no significant alternative market value attributable to these materials before conversion, the carrying value of this inventory is recorded at $0 on our consolidated balance sheets.

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

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment generating revenue as of March 31, 2025 and 2024.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $52,068,776 at March 31, 2025, and had a net loss of $3,294,817 for the three months ended March 31, 2025. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 4 — PROPERTY & EQUIPMENT

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

Clean-Seas has purchased a pyrolysis unit for piloting and demonstration purposes which has been commissioned in Hyderabad, India as of May 2022. The unit will be used to showcase the Company’s technology and services, turning waste plastic into environmentally friendly commodities, to potential customers.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2025	December 31, 2024
Pyrolysis unit	$151,672	$151,672
Equipment	608,077	596,631
Buildings and fixtures	552,254	496,382
Land	3,887,100	3,865,315
Office furniture	1,624	1,484
Leasehold improvements	232,601	—
Less: accumulated depreciation	(403,038)	(316,838)
Property and equipment, net	$5,030,290	$4,794,646

Depreciation expense

For the three months ended March 31, 2025 and 2024, depreciation expense was $48,259 and $57,581, respectively.

NOTE 5 — LOANS PAYABLE

Effective January 1, 2025, the Company acquired a financing loan for its Director and Officer Insurance for $40,800. The loan bears interest at 9.3%, requires monthly payments of $4,255.92 and is due within one year. As of March 31, 2025, the balance due is $33,011.

West Virginia State Incentive Package

On June 12, 2023, Clean-Seas announced that it secured $12 million in state incentives, which includes $1.75 million in cash to establish a PCN facility outside of Charleston, West Virginia. Clean-Seas West Virginia, has an existing feedstock supply agreement for 100 TPD of post-industrial plastic waste and is planned to be a PCN hub servicing the Mid-Atlantic states. The project will commence in phases, Phase 1 being 50 TPD, with plans to scale up to 500 TPD. Additional project finance capital is in the process of being secured and the Company received the $1.75 million cash disbursement on September 25, 2023. The loan is forgiven after three years if the Company employs forty or more people at the West Virginia facility. As of March 31, 2025 and December 31, 2024, the balance of loan is $1,750,000 and $1,750,000, respectively.

NOTE 6 — CONVERTIBLE NOTES PAYABLE

Walleye Opportunities Master Fund Ltd

February 2023 Convertible Notes - Walleye Opportunities Master Fund Ltd

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

April 2023 Convertible Note - Walleye Opportunities Master Fund Ltd

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

May 2023 Convertible Note - Walleye Opportunities Master Fund Ltd

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

Coventry Enterprises, LLC

June 2024 Note - Coventry Enterprises, LLC

On June 14, 2024, the Company issued a convertible promissory note to Coventry Enterprises, LLC in the aggregate principal amount of $100,000 (which includes $10,000 of Original Issue Discount). The note bears interest at 10% and matures on May 15, 2025. The note is convertible into shares of common stock a at 90% of lowest trade for 20 prior days to conversion. Coventry received 5,000,000 restricted shares of Common Stock as Commitment Shares. As of March 31, 2025, this note has been converted in full for a $0 balance at March 31, 2025.

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

May 2024 Note

On May 24, 2024, the Company issued a convertible promissory note to ClearThink in the aggregate principal amount of $110,000 (which includes $18,000 of Original Issue Discount). The note bears interest at 10% and matures on January 24, 2025. The note is convertible into shares of common stock at $0.025 or $0.0145 if the Company’s common stock trades below $0.02 for more than five consecutive days. During the three months ended March 31, 2025, ClearThink converted $45,000 or principal into 4,500,000 shares of common stock. This note is currently in default and has incurred a $39,357 penalty that has been added to the principal. In addition, the interest rate has increased to 24%.

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

This note is currently in default and has incurred a $174,993 penalty that has been added to the principal. In addition, the interest rate has increased to 22% and the conversion rate changed to 70% of the lowest trade for the twenty days prior to conversion. Refer to Note 12 for a discussion of the current litigation with Trillium.

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

The following table summarizes the convertible notes outstanding as of March 31, 2025:

Note Holder	Date	Maturity Date	Interest	Default Interest	Balance December 31, 2024	Additions	Repayments / Conversions		Balance March 31, 2025
Walleye Opportunities Fund	2/21/2023	12/1/2024	5%	15%	545,395	—	—		545,395
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	15%	1,875,000	—	—		1,875,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	15%	2,142,857	—	—		2,142,857
GS Capital Partners	10/26/2023	7/26/2024	12%	15%	25,000	—	—		25,000
Trillium Partners LP	2/22/2024	1/15/2025	10%	15%	463,215	—	—		463,215
Walleye Opportunities Fund	3/25/2024	12/1/2024	5%	20%	833,333	—	—		833,333
ClearThink Capital Partners	5/24/2024	1/24/2025	12%	15%	110,000	39,357	(45,000)	(1)	104,357
Coventry Enterprises, LLC	6/14/2024	5/15/2025	10%	15%	90,000	—	(90,000)	(2)	—
GS Capital Partners	10/2/2024	12/2/2024	10%	22%	82,500	—	—		82,500
ClearThink Capital Partners	10/2/2024	12/2/2024	10%	22%	82,500	—	—		82,500
Total					$6,249,800	$39,357	$(135,000)		$6,154,157
Less debt discount					$(205,675)				(13,432)
Convertible notes payable, net					$6,044,125				$6,140,725

(1)	$110,000 is the original principal of note, $39,357 was added to principal for default penalty. $45,000 converted to common stock
(2)	$90,000 converted to common stock

Total interest accrued on the above convertible notes was $1,041,027 and $801,979 as of March 31, 2025 and December 31, 2024, respectively.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	$598,306
Increase to derivative due to new issuances and/or modification of conversion terms	1,614,002
Decrease to derivative due to mark to market	(144,687)
Balance at December 31, 2024	2,067,621
Decrease to derivative due to conversions	(57,711)
Decrease to derivative due to mark to market	1,732,057
Balance at March 31, 2025	$3,741,967

NOTE 7 — COMMERCIAL LOAN

On November 13, 2024 (the “Closing Date”), Company’s wholly-owned subsidiary, Clean-Seas West Virginia, Inc. (the “Clean-Seas WV”), closed on the transactions set forth in that certain Credit Agreement (the “Credit Agreement”) between Clean-Seas West Virginia and The Huntington National Bank, a national banking association (the “Lender”). Pursuant to the Credit Agreement, the Lender agreed to make a term loan (the “Term Loan”) to Clean-Seas West Virginia in the amount of $15,000,000, with the proceeds to be used for costs and expenses associated with the development and construction of Clean-Seas West Virginia’s recycling and processing facility located in Kanawha County, West Virginia.

Pursuant to the Credit Agreement, the proceeds of the Term Loan will be funded to Clean-Seas West Virginia in two extensions (each, a “Credit Extension”) as follows: (i) the initial Credit Extension in the amount of $5,000,000 on the Closing Date; and (ii) the second Credit Extension in the amount of $10,000,000 upon the satisfaction or waiver of the conditions set forth in Section 4.2 of the Credit Agreement, including, but not limited to, the delivery to the Lender of an executed performance and payment bond issued by a surety company listed on the Federal Treasury List that is rated A or higher by A.M. Best in an amount equal to $15,000,000 naming the Lender as beneficiary. On the Closing Date, Clean-Seas West Virginia paid an upfront fee in the amount of $75,000 to the Lender.

The Term Loan is evidenced by a promissory note (the “Term Note”) executed by Clean-Seas West Virginia in favor of the Lender with interest due and payable on the 15th calendar day of each month while any amount remains outstanding and the principal amount to be repaid in full on the maturity date of February 1, 2027. The Term Note bears interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 3.75% per annum. Upon the occurrence and during the continuance of an event of default, the interest rate applicable to the Term Note shall be equal to 2% per annum above the interest rate otherwise applicable (the “Default Rate”) and all such interest accrued at the Default Rate shall be due and payable on demand of the Lender.

The credit extension of $8,250,000 as of March 31, 2025, is presented on the balance sheet net of debt discount of $197,836,

The initial credit extension of $5,000,000 is presented on the balance sheet net of debt discount of $260,311, as of December 31, 2024.

NOTE 8 — RELATED PARTY TRANSACTIONS

Daniel Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Daniel Bates, CEO. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.

As of March 31, 2025 and December 31, 2024, the Company owed Mr. Bates $249,000 and $236,000, respectively, for accrued compensation.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month, which increased to $7,500 in June 2023. As of March 31, 2025 and December 31, 2024, the Company owed Ms. Boulds $0 and $0, respectively, for accrued compensation.

Daniel Harris, Chief Revenue Officer

As of March 31, 2025 and December 31, 2024, the Company owed Mr. Harris, $37,500 and $37,500, respectively, for accrued compensation.

Michael Dorsey, Director

During the three months ended March 31, 2025 and 2024, the Company paid Mr. Dorsey, $0 and $4,500, respectively, for director fees. As of March 31, 2025 and December 31, 2024, the Company owed Mr. Dorsey, $4,500 and $0, respectively, for director fees.

Greg Boehmer, Director

During the three months ended March 31, 2025 and 2024, the Company paid Mr. Boehmer, $0 and $4,500, respectively, for director fees. As of March 31, 2025 and December 31, 2024, the Company owed Mr. Boehmer, $4,500 and $0, respectively, for director fees.  In addition, the Company owes Mr. Boehmer $18,000 and $15,000, for consulting services as of March 31, 2025 and December 31, 2024, respectively.

Bart Fisher, Director

During the three months ended March 31, 2025 and 2024, the Company paid Mr. Fisher, $0 and $4,500, respectively, for director fees and owes $4,500 as of March 31, 2025.

On December 20, 2023, the Company granted Mr. Fisher 4,000,000 shares of common stock for services. The shares

Green Invest Solutions Ltd.

During September 2023, a $70,000 note was issued to Green Invest Solutions Ltd. which is managed by the same individuals as Clean-Seas Morocco. The loan is considered to be short-term and is not accruing interest.

Management of Clean-Seas Morocco

On occasion, management of Clean-Seas Morocco provides funds to the company for general operations. As of March 31, 2025 and December 31, 2024, $771,671 and $693,495 was due to management, respectively. There are no agreements, and no interest rates applied.

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

On March 11, 2025, the Company issued a Promissory Note to Dan Bates, CEO, for $100,000. The note bears interest at 8% and matures on March 11, 2026.

On March 26, 2025, the Company issued a Promissory Note to Dan Bates, CEO, for $250,000. The note bears interest at 8% and matures on March 26, 2026.

Related Party Revenue

For the three months ended March 31, 2025, our operations in Morocco generated all of the revenue from a party under control of the management of Clean-Seas Morocco.

NOTE 9 — COMMON STOCK

On January 1, 2025, the Company issued 5,000,000 shares of common stock to a service provider. The shares were valued at $0.0206, the closing stock price on the date of grant, for total non-cash expense of $103,000.

On January 30, 2025, the Company’s transfer agent issued 2,000,000 shares of common stock due as of December 31, 2024, to a service provider for services.

On January 31, 2025, the Company’s transfer agent issued 7,500,000 commitment shares of common stock due to GS Capital.

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

On February 6, 2025, the Company’s transfer agent issued the 6,896,552 shares of common stock purchased on August 23, 2024.

On February 6, 2025, the Company’s transfer agent issued 396,000 shares of common stock due as of December 31, 2024 for services.

On February 14, 2025, The Company issued 2,000,000 shares of common stock each to GS Capital and ClearThink for commitment shares pursuant to the terms of promissory notes that were issued in 2024.

On February 24, 2025, the Company’s transfer agent issued 10,000,000 shares of common stock due for the Dorado Purchase Agreement as of December 24, 2024.

During the three months ended March 31, 2025, ClearThink converted $45,000 of principal into 4,500,000 shares of common stock. In addition, the Company’s transfer agent issued the 14,568,254 shares of common stock due for prior conversions as of December 31, 2024.

During the three months ended March 31, 2025, Coventry converted $104,055 of principal into 10,808,085 shares of common stock.

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

On December 17, 2020, the Company entered into a three-year consulting agreement with Leonard Tucker LLC (“Tucker”). Per the terms of the agreement, Tucker received 2,000,000 shares of Series B Preferred Stock for services provided, which shares of Series B Preferred Stock are to be classified as mezzanine equity until they are fully issued. As a result of the arbitrator’s decision regarding the Company’s litigation with Tucker, as of April 15, 2024 Tucker does not hold any shares of Series B Preferred Stock. See Note 13 – Commitments and Contingencies (Legal Proceedings) below. The shares of Series B Preferred Stock were cancelled and credited to additional paid in capital.

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

NOTE 11 — WARRANTS

A summary of the Company’s outstanding warrants as of March 31, 2025 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2023	116,954,802	$0.037	4.25	$345,500
Issued	163,778,028	$0.03	5
Cancelled	—	$—	—
Exercised	(2,181,818)	$—	—
Outstanding, December 31, 2024	278,541,012	$0.034	3.44	$—
Issued	—	$—	—
Expired	(6,818,182)	$—	—
Exercised	—	$—	—
Outstanding, March 31, 2025	271,722,830	$0.022	2.32	$—

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

Trillium

On November 1, 2024, Trillium filed a lawsuit in the United States District Court for the District of Nevada (Case No. 2:24-cv-02047) against the Company and its transfer agent, ClearTrust as a relief defendant, seeking monetary damages, as well declaratory and injunctive relief related to . On February 24, 2025, Trillium amended its complaint, adding Frank Benedetto, Mirador Consulting LLC and the following members of the Company’s board of directors as named defendants: Daniel Bates, Gregory Boehmer, Bart Fisher, and Dr. Michael Dorsey. In its complaint, Trillium claims allege that Clean Vision defaulted on a convertible promissory note, and thereafter, in conjunction with the other co-defendants, tortiously blocked Trillium’s ability to convert shares under the convertible promissory note. Clean Vision has countersued Trillium, seeking declaratory relief to adjudicate and declare the respective parties’ rights and obligations under the convertible promissory note, if any. Daniel Bates and Gregory Boehmer have both filed motions to dismiss the claims against them. In addition to the $174,933 penalty added to the principal and, increased interest rate, the Company has accrued a potential settlement liability of $145,967 as of December 31, 2024.

Effective May 2, 2025, the United Stated District Court of Nevada filed an Order Dismissing the case. The Company reversed the potential settlement liability of $145,967 recognizing the gain as of March 31, 2025.

NOTE 13 – OPERATING LEASES

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

On January 24, 2025, Clean Seas West Virginia, Inc (“CSWV”) entered into a Lease Agreement (the “Lease”) with Quincy Coal Company (the “Lessor”) relating to approximately 62,650 square feet of property located at 1 2700 East Dupont Ave, Belle, West Virgina. The term of the Lease is for ten years commencing March 1, 2025. The monthly base rent is $16,667 for the first twelve (12) months, increasing each year thereafter. The total rent for the entire lease term is approximately $2,401,000.

Adoption of Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), resulted in recording an initial right-of-use (“ROU”) assets and operating lease liabilities of $ 1,776,746 on March 1, 2025.

Asset	Balance Sheet Classification	December 31, 2024
Operating lease asset	Right of use assets	$1,765,620
Total lease asset		$1,765,620

Liability
Operating lease liability – current portion	Current operating lease liability	$109,608
Operating lease liability – noncurrent portion	Long-term operating lease liability	1,692,207
Total lease liability		$1,801,815

Lease obligations at March 31, 2025 consisted of the following:

For the year ended December 31:
2025	$160,562
2026	220,749
2027	227,842
2028	223,531
2029	232,472
Thereafter	1,356,952
Total payments	$2,422,108
Amount representing interest	$(620,293)
Lease obligation, net	1,801,815
Less current portion	(109,608)
Lease obligations – long term	$1,692,207

Lease expense for the three months ended March 31, 2025 for the auto and property lease, was $7,058 and $20,011, respectively.

NOTE 14 - SEGMENT REPORTING

ASC Topic 280, “Segment Reporting” establishes the standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company is managed as one operating unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making and discloses its operating results in a single reportable segment. The Company’s chief operating decision maker (“CODM”), represented by the Company’s Chief Executive Officer, reviews financial information and assesses the operations of the Company in order to make strategic decisions such as allocation of resources and assessing operating performance.

NOTE 15 — DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the liabilities of the discontinued operations in the consolidated balance sheets. The liabilities have been reflected as discontinued operations in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 , and consist of the following:

	March 31, 2025	December 31, 2024
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

NOTE 16 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date of filing and has determined that it has the following material subsequent events to disclose in these unaudited consolidated financial statements.

Subsequent to March 31, 2025, the Company issued 10,500,000 shares of common stock to a service provider for services.

Subsequent to March 31, 2025, ClearThink converted $65,000 and $32,595 of principal and interest, respectively, into 9,759,500 shares of common stock.

Subsequent to March 31, 2025, GS Capital converted $13,500 and $3,957 of principal and interest, respectively into 2,268,536 shares of common stock.

On May 13, 2025, pursuant to that certain Securities Purchase Agreement between the Company and ClearThink, the Company issued a convertible promissory note to ClearThink in the aggregate principal amount of $137,500 (included OID of $12,500). The Note bears interest at 12%, with guaranteed interest of $16,500, and matures on February 13, 2026. The note is convertible into shares of common stock at $0.02 per share, to be adjusted as necessary per the terms of the Note.

During May 2025, the Company entered into Revenue Purchase Agreements with five separate accredited investors. Pursuant to the terms of the agreements the Company has agreed to sell a continuing interest in the revenue it generates. The total purchase price under the five agreements is $500,000, less $10,000 in total  for fees. As an added inducement for entering into the Revenue Purchase Agreements, the Company issued a total of 2,500,000 shares of common stock to the investors as commitment shares.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenue

For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $10,525 and $49,692, respectively from our subsidiary Clean-Seas Morocco, a decrease of $39,167 or 78.8%. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco. The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Consulting Expense

For the three months ended March 31, 2025 and 2024, we had consulting expenses of $243,097 and $384,732, respectively, a decrease of $141,635 or 36.8%. The decrease is primarily due to fewer shares of common stock issued for services in the current period.

Advertising and Promotion Expense

For the three months ended March 31, 2025 and 2024, we had advertising and promotion expenses of $68,195 and $30,672, respectively, an increase of $37,523 or 122.3%. The Company has been actively increasing its marketing activities in 2025.

Development Expense

For the three months ended March 31, 2025 and 2024 we had development expenses of $2,420 and $28,515, respectively, a decrease of $26,095 or 91.5%. Development expenses have decreased related to the PCN facility in West Virginia as activity is now focused on preparing the facility for production.

Professional Fees

For the three months ended March 31, 2025 and 2024, we had professional fees of $87,791 and $271,091, respectively, a decrease of $183,300 or 67.6%. The decrease is mainly due to a decrease in legal fees associated with the ending of some of the Company’s prior litigation.

Payroll Expense

For the three months ended March 31, 2025 and 2024, we had payroll expenses of $406,742 and $301,546, respectively, an increase of $105,196 or 34.9%.  The increase is due to additional employees in the current period compared to the prior period.

Director Fees

For the three months ended March 31, 2025 and 2024, we had director fees of $13,500 and $13,500.

General and Administrative Expenses

For the three months ended March 31, 2025 and 2024, we had G&A expenses of $212,721 and $338,955, respectively, a decrease of $126,234 or 37.2%. In the current period we have had to decrease spending while the Company pursues financing opportunities.

Other Income and Expense

For the three months ended March 31, 2025 and 2024, we had total other expense of $2,268,932 compared to $905,919, respectively In the current period we recognized $632,397 of interest expense, of which $317,193 was amortization of debt discount, a loss in the change in fair value of derivative of $1,732,057, a loss on the conversion of debt of $12,054 and penalty expense for default on a convertible note of $39,357. We had gains of $145,967 for the extinguishment of debt and $966 of other income. For the three months ended March 31, 2024, we recognized $1,475,355 of interest expense, of which $1,322,528 was amortization of debt discount, a loss on debt issuance of $252,376, a gain in the change in fair value of derivative of $625,857, a gain on the extinguishment of debt of $196,430 and other expense of $475.

Net Loss

Net loss for the three months ended March 31, 2025 was $3,233,681 (after deducting $61,136 for the non-controlling interest). Net loss for the three months ended March 31, 2024, was $2,168,657 (after deducting $53,596 for the non-controlling interest).

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the three months ended March 31, 2025 and 2024, we used $2,889,671 and $988,729 of cash in operating activities. During the current period, we incurred a net loss of $3,294,817, adjusted by $2,081,973 for non-cash items and $1,676,827 in adjustments for changes in assets and liabilities. In the prior period we incurred a net loss of $2,222,253, adjusted by $1,087,969 for non-cash items and $145,555 in adjustments for changes in assets and liabilities.

Cash Flow from Investing Activities

During the three months ended March 31, 2025, we used $283,903 for the purchase of property and equipment and had a decrease in our trading securities of $256. During the three months ended March 31, 2024, we used $142,195 for the purchase of property and equipment.

Cash Flow from Financing Activities

During the three months ended March 31, 2025, we had net cash received of $3,698,112. Our cash overdraft increased $37,111. We received $350,000 of proceeds from notes payable issued to our CEO, $61,001 proceeds from other notes payable and $3,250,000 from our commercial loan. During the three months ended March 31, 2024, we had net cash received of $1,059,398. We received $1,176,500 of proceeds from convertible notes, $100,000 proceeds from the sale of Common Stock, $83,318 from other notes payable. Cash received was offset by repayment of $314,285 of a convertible note payable and a cash overdraft of $13,865.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $52,068,776 at March 31, 2025, and had a net loss of $(3,294,817) for the three months ended March 31, 2025. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Capital Raising Transactions

Proceeds from Notes Payable – Related Party

We generated net proceeds of $350,000 from the issuance of notes payable to our CEO during the three months ended March 31, 2025.

Other outstanding obligations at March 31, 2024

Convertible Notes Payable

The Company has convertible promissory notes aggregating $6,154,157 (not including debt discounts) outstanding at March 31, 2025. The accrued interest amounted to approximately $1,041,000 as of March 31, 2025. The convertible notes payable bear interest at rates ranging between 5% and 24% per annum.

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

The credit extension of $8,250,000 as of March 31, 2025, is presented on the balance sheet net of debt discount of $197,836,

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the three months ended March 31, 2025, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2024, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended S March 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Presently, except as described below, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Trillium

On November 1, 2024, Trillium filed a lawsuit in the United States District Court for the District of Nevada (Case No. 2:24-cv-02047) against the Company and its transfer agent, ClearTrust as a relief defendant, seeking monetary damages, as well declaratory and injunctive relief related to . On February 24, 2025, Trillium amended its complaint, adding Frank Benedetto, Mirador Consulting LLC and the following members of the Company’s board of directors as named defendants: Daniel Bates, Gregory Boehmer, Bart Fisher, and Dr. Michael Dorsey. In its complaint, Trillium claims allege that Clean Vision defaulted on a convertible promissory note, and thereafter, in conjunction with the other co-defendants, tortiously blocked Trillium’s ability to convert shares under the convertible promissory note. Clean Vision has countersued Trillium, seeking declaratory relief to adjudicate and declare the respective parties’ rights and obligations under the convertible promissory note, if any. Daniel Bates and Gregory Boehmer have both filed motions to dismiss the claims against them. In addition to the $174,933 penalty added to the principal and, increased interest rate, the Company has accrued a potential settlement liability of $145,967 as of December 31, 2024.

Effective May 2, 2025, the United Stated District Court of Nevada filed an Order Dismissing the case. The Company reversed the potential settlement liability of $145,967 recognizing the gain as of March 31, 2025.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2025, the Company issued 5,000,000 shares of common stock for services. The shares were valued at $0.0206, the closing stock price on the date of grant, for total non-cash expense of $103,000.

During the three months ended March 31, 2025, ClearThink converted $45,000 of principal into 4,500,000 shares of common stock. In addition, the Company’s transfer agent issued the 14,568,254 shares of common stock due for prior conversions as of December 31, 2024.

During the three months ended March 31, 2025, Coventry converted $104,055 of principal into 10,808,085 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.f

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws effective March 4, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2024)
4.1	Convertible Amortization Note Issued on February 12, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
4.2	Promissory Note dated February 15, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024)
4.3	Senior Convertible Note dated March 25, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.4	Warrant to Purchase Common Stock dated March 25, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.5	Amended and Restated Senior Convertible Note dated March 25, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.6	Amended and Restated Warrant to Purchase Common Stock dated March 25, 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.7	Convertible Promissory Note issued to Daniel Bates, dated March 11, 2025
4.8	Convertible Promissory Note issued to Daniel Bates, dated March 26, 2025
4.9	Convertible Amortization Note issued to ClearThink Capital Partners LLC, dated May 13, 2025
10.1	Securities Purchase Agreement by and between the Company and Fred Sexton effective January 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 23, 2024)
10.2	Securities Purchase Agreement by and between the Company and Clearthink Capital Partners, LLC dated February 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
10.3	STRATA Purchase Agreement by and between the Company and Clearthink Capital Partners, LLC dated February 12, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
10.4	Securities Purchase Agreement by and between the Company and Trillium Partners L. dated February 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024)
10.5	Securities Purchase Agreement dated March 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
10.6	Registration Rights Agreement dated March 25, 2024 ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
10.7	Securities Purchase Agreement by and between the Company and ClearThink Capital Partners LLC dated May 13, 2025
10.8	Revenue Interest Purchase Agreement by and between the Company and Steven Butler, dated April 22, 2025.
10.9	Revenue Interest Purchase Agreement by and between the Company and Christopher Andrew Crews, dated April 23, 2025.
10.10	Revenue Interest Purchase Agreement by and between the Company and The Vanneman Family Trust, dated April 24, 2025.
10.11	Revenue Interest Purchase Agreement by and between the Company and William Hales, dated April 28, 2025.
10.12	Revenue Interest Purchase Agreement by and between the Company and MZ Digital LLC, dated May 5, 2025.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)