Form 10-Q
period 2025-06-30
Clean Vision Corp
filed 2025-08-19
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2025

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

As of August 19, 2025, there were 1,048,629,872  shares of the issuer’s common stock issued and outstanding.

   CLEAN VISION CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$2,821,848	$885,835
Restricted cash	692,662	416,597
Prepaids and other assets	4,111,913	1,957,045
Accounts receivable	34,083	37,624
Loan receivable	70,000	70,000
Right of use assets	—	45,467
Trading securities	5,661	5,048
Total Current Assets	7,736,167	3,417,616
Right of use assets	1,768,498	—
Property and equipment	7,334,821	4,794,646
Goodwill	4,854,622	4,854,622
Total Assets	$21,694,108	$13,066,884
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$515,012	$409,587
Accounts payable	1,912,397	1,042,892
Accrued compensation	604,225	595,719
Accrued expenses	2,962,832	2,282,488
Accrued interest – related party	7,770	—
Convertible notes payable, net discount of $253,561 and $205,675, respectively	6,263,739	6,044,125
Derivative liability	1,563,312	2,067,621
Settlement liability	—	145,967
Loans payable	888,444	784,600
Related party payables	826,164	693,495
Loans payable, revenue share, net discount of $94,948	605,052	—
Loans payables – related parties	4,615,000	4,300,000
Lease liabilities - current portion	204,391	11,814
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	21,035,431	18,445,401
Economic incentive (Note 5)	1,750,000	1,750,000
Commercial loan, net of discount of $135,361 and $260,311, respectively	11,688,539	4,739,689
Lease liabilities - net of current portions	1,545,257	31,353
Total Liabilities	36,019,227	24,966,443

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; 0 and 2,000,000 shares issued and outstanding, respectively	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series D Preferred stock, $0.001 par value, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 1,040,340,578 and 807,605,591 shares issued and outstanding, respectively	1,040,341	807,606
Common stock to be issued	42,732	2,412,054
Preferred stock to be issued	32,074	—
Additional paid-in capital	35,821,387	32,419,818
Accumulated other comprehensive loss	(84,383)	20,113
Accumulated deficit	(52,486,135)	(48,835,095)
Non-controlling interest	1,306,865	1,273,945
Total stockholders' deficit	(14,325,119)	(11,899,559)
Total liabilities and stockholders' deficit	$21,694,108	$13,066,884

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30 ,
	2025	2024	2025	2024
Revenue	$52,612	$23,455	$63,137	$73,147
Cost of revenue	8,147	12,100	10,091	9,115
Gross margin	$44,465	$11,355	$53,046	$64,032
Operating Expenses:
Consulting	$629,306	$222,713	$872,403	$606,945
Advertising and promotion	51,558	30,044	119,753	60,716
Development expense	30,443	20,858	32,863	49,373
Professional fees	251,755	(79,255)	339,546	322,650
Payroll expense	337,213	328,892	743,955	630,438
Director fees	13,500	27,992	27,000	41,992
General and administration expenses	663,981	333,924	876,702	662,464
Total operating expense	1,977,756	885,168	3,012,222	2,374,578
Loss from Operations	(1,933,291)	(873,813)	(2,959,176)	(2,310,546)
Other income (expense):
Interest expense	(703,145)	(883,764)	(1,335,542)	(2,366,562)
Change in fair value of derivative	2,178,655	113,184	446,598	711,490
Loss on debt issuance	—	(281,450)	—	(357,140)
Loss on conversion of debt	(84,908)	—	(96,962)	—
Gain on extinguishment of debt	84,908	20,000	230,875	216,430
Other income (expense), net	119	475	1,085	—
Penalty expense on convertible debt	(15,643)	—	(55,000)	—
Total other expense	1,459,986	(1,031,555	(808,946)	(1,795,782)
Net loss before provision for income tax	(473,305)	(1,905,368)	(3,768,122)	(4,106,328)
Provision for income tax expense	—	—	—	—
Net loss	$(473,305)	$(1,905,368)	$(3,768,122)	$(4,106,328)
Net loss attributed to non-controlling interest	55,946	80,871	117,082	120,799
Net loss attributed to Clean Vision Corporation	(417,359)	(1,824,497)	(3,651,040)	(3,985,529)
Other comprehensive income (loss):
Foreign currency translation adjustment	106,276	(226)	84,383	(2,394)
Comprehensive loss	$(311,083)	$(1,824,723)	$(3,566,657)	$(3,987,923)
Loss per share - basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.01)
Weighted average shares outstanding - basic and diluted	1,007,011,217	70,125,952	952,818,269	695,912,664

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Series C Preferred Stock		Common Stock		Additional paid	Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2024	2,000,000	$2,000	807,605,591	$807,606	$32,419,818	$2,412,054	$20,113	$1,273,945	$(48,835,095)	$(11,899,559)
Stock issued for services	—	—	74,792,552	74,793	1,235,329	(1,207,122)	—	—	—	103,000
Stock issued for services – related parties	—	—	50,000,000	50,000	800,000	(850,000)	—	—	—	—
Stock issued for debt commitments	—	—	11,500,000	11,500	187,432	(198,932)	—	—	—	—
Stock issued for debt	—	—	29,876,339	29,876	344,944	(156,000)	—	—	—	218,821
Net loss	—	—	—	—	—	—	(21,893)	(61,136)	(3,233,681)	(3,316,710)
Balance, March 31, 2025	2,000,000	2,000	973,774,482	973,775	34,987,523	—	(1,780)	1,212,809	(52,068,776)	(14,894,449)
Preferred stock issued for debt commitments	—	—	—	—	—	32,074	—	—	—	32,074
Stock issued for debt commitments	—	—	20,000,000	20,000	223,806	42,732	—	—	—	286,538
Stock issued for debt	—	—	25,566,096	25,566	210,058	—	—	—	—	235,624
Stock issued for services	—	—	17,000,000	17,000	349,000	—	—	—	—	366,000
Stock issued for default on notes	—	—	4,000,000	4,000	51,000	—	—	—	—	55,000
Non-controlling interest for issuance of subsidiary shares	—	—	—	—	—	—	—	150,002	—	150,002
Net loss	—	—	—	—	—	—	(82,603)	(55,946)	(417,359)	(555,908)
Balance, June 30, 2025	2,000,000	$2,000	1,040,340,578	$1,040,341	$35,821,387	$74,806	$(84,383)	$1,306,865	$(52,486,135)	$(14,325,119)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2023	—	$—	2,000,000	$2,000	682,463,425	$682,464	$28,238,505	$217,775	$2,171	$1,452,916	$(34,831,900)	$(4,236,069)
Stock issued for services	—	—	—	—	455,840	456	15,544	261,772	—	—	—	277,772
Stock issued for debt commitments	—	—	—	—	5,600,000	5,600	196,560	—	—	—	—	202,160
Stock issued for cash	—	—	—	—	5,000,000	5,000	95,000	—	—	—	—	100,000
Stock issued for warrant exercise	—	—	—	—	2,181,818	2,182	(2,182)	—	—	—	—	—
Debt issuance cost – warrants issued	—	—	—	—	—	—	575,690	—	—	—	—	575,690
Net loss	—	—	—	—	—	—	—	—	(2,168)	(39,928)	(2,161,032)	(2,203,128)
Balance, March 31, 2024	—	—	2,000,000	2,000	695,701,083	695,702	29,119,117	479,547	3	1,412,988	(36,992,932)	(5,283,575)
Stock issued for services	—	—	—	—	10,000,000	10,000	206,000	—	—	—	—	216,000
Stock issued for debt commitments	—	—	—	—	435,012	435	19,340	(11,775)	—	—	—	8,000
Stock issued for conversion of debt	—	—	—	—	9,520,088	9,520	109,286	—	—	—	—	118,806
Cancellation of mezzanine equity	—	—	—	—	—	—	1,800,000	—	—	—	—	1,800,000
Net loss	—	—	—	—	—	—	—	—	(226)	(80,871)	(1,824,497)	(1,905,594)
Balance, June 30, 2024	—	$—	2,000,000	$2,000	715,656,183	$715,657	$31,253,743	$467,772	$(223)	$1,332,117	$(38,817,429)	$(5,046,363)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(3,768,122)	$(4,106,328)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	469,000	285,772
Debt discount amortization	381,203	2,108,012
Loss on issuance of debt	—	357,140
Change in fair value of derivative	(446,598)	(711,490)
Loss on conversion of debt	96,962	—
Gain on extinguishment of debt	(280,875)	(216,430)
Gain on settlement liability	(145,967)	—
Penalty expense on convertible debt	55,000	—
Operating lease expense	4,489	—
Depreciation expense	98,273	95,447
Changes in operating assets and liabilities:
Prepaids and other assets	(2,154,868)	(83,992)
Accounts receivable	3,541	62,815
Accounts payable	869,505	350,430
Accruals	659,305	159,501
Related-party payables - short-term	132,669	204,398
Accrued interest – relate d party	7,770	—
Accrued compensation	8,506	110,517
Net cash used by operating activities	(3,960,207)	(1,384,208)

Cash Flows from Investing Activities:
Trading securities	(613)	—
Purchase of property and equipment	(2,638,448)	(147,634)
Net cash used by investing activities	(2,639,061)	(147,634)

Cash Flows from Financing Activities:
Cash overdraft	105,425	31,880
Proceeds from convertible notes payable	517,000	1,358,500
Payments - convertible notes payable	—	(314,285)
Proceeds from the sale of common stock	—	100,000
Proceeds from sale of Clean Seas West Virginia stock	150,002	—
Proceeds from notes payable - related party	350,000	—
Repayments, notes payable - related party	(35,000)	—
Proceeds from notes payable	789,844	82,674
Proceeds from commercial loan	6,823,900	—
Net cash provided by financing activities	8,701,171	1,258,769

Net change in cash	2,101,903	(273,073)
Effects of currency translation	110,175	(2,394)
Cash at beginning of period	1,302,432	339,921
Cash at end of period	$3,514,510	64,454

Supplemental schedule of cash flow information:
Interest paid	$320,803	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$478,648	$118,806
Warrants issued with notes payable	$—	$575,690
Cancellation of Series B preferred stock	$—	$1,800,000
Common stock issued for debt commitments	$286,537	$418,160
Preferred stock issued for debt commitments	$32,074	$—

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

Clean-Seas India Private Limited was incorporated on November 17, 2021, as a wholly owned subsidiary of Clean-Seas.,  has entered into a development agreement with the Council of Scientific and Industrial Research (“CSIR”), acting through CSIR-Indian Institute of Chemical Technology (IICT) in Hyderabad. This agreement provides that the IICT development team will evaluate the performance of the Clean-Seas pyrolysis technology, which has already been installed at the Hyderabad location, to improve, productize and scale the technologies for the benefit of sales directly to the third parties, which we anticipate will include the Indian Government as well as the private sector. Our pilot project in India is designed to showcase our ability to pyrolyze plastic feedstock and generate saleable byproducts, including clean hydrogen, AquaH®, which can then be used in fuel cells to generate clean energy. This completes the value chain from an unused waste stream through to clean usable electricity.

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

Clean-Seas Arizona, Inc. (“Clean-Seas Arizona”) was incorporated in Arizona on September 19, 2022, as a wholly owned subsidiary of Clean-Seas. Pursuant to that certain Memorandum of Understanding signed on November 4, 2022, Arizona State University (ASU) and the Rob and Melani Walton Sustainability Solution Services (WS3), the parties intend for Clean-Seas Arizona to establish a plastic feedstock to clean hydrogen conversion facility to be located in Phoenix, Arizona. In furtherance of these goals, and pursuant to a Services Agreement (the “Arizona Services Agreement”) signed on June 12, 2023 with ASU and WS3, this facility is currently intended to source and convert plastic feedstock from the Phoenix area and import plastic from California. Pursuant to the Arizona Services Agreement, the Arizona facility is expected to begin processing plastic feedstock in Q4 2026 at 100 TPD and scale up to a maximum of 500 TPD at full capacity. Additionally, we are exploring plans for this facility to be powered by renewable energy, which, if successful, would become the first completely off grid pyrolysis conversion facility in the world.

Clean-Seas West Virginia, Inc. (“Clean-Seas West Virginia”), formed on April 1, 2023, is our first PCN facility slated for the United States and is currently expected to be operational in Q4 2025. This facility is located in the city of Belle, outside of Charleston, the capital of West Virginia, and is expected to begin operations converting 50 TPD of plastic feedstock. The Company expects to expand to greater than 500 TPD within three years of beginning operations. Clean-Seas has engaged MacVallee, LLC (“MacVallee”) to secure mixed plastic feedstock from material recovery facilities and industrial suppliers.

Clean Seas Partners UK Limited (“Clean Seas UK”) was formed on July 17, 2023. Clean Seas UK is involved with business development and has limited activity as of June 30, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2025 and not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2024.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).  As of June 30, 2025, the Company had cash in excess of the FDIC’s $250,000 coverage limit of $3,264,510, in total for several accounts at one bank, in excess of the FDIC’s coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2025 and December 31, 2024.

Restricted Cash

As of June 30, 2025 and December 31, 2024, the Company has $692,662 and $416,597, respectively, of restricted cash. The restricted cash is for UPS Industrial Services to ensure that there is three months in advance of construction capital available.

Principles of Consolidation

The accompanying unaudited consolidated financial statements for the period ended June 30, 2025, include the accounts of the Company and its wholly owned subsidiaries, Clean-Seas, Clean-Seas India Private Limited, Clean-Seas Group, Endless Energy, Inc., EcoCell, Inc., Clean-Seas Arizona, Inc., Clean-Seas West Virginia, Clean Seas Partners UK Limited and our 51% owned subsidiary, Clean-Seas Morocco, LLC. As of June 30, 2025, there was no activity in Clean-Seas Group, Endless Energy or Clean-Seas Arizona. All intercompany transactions are eliminated in consolidation.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2025 and 2024, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Weighted Average Common shares	1,007,011,217	70,125,952	952,818,269	695,912,664
Net loss attributed to Clean Vision Corporation	$(417,359)	$(1,824,497)	$(3,651,040)	$(3,985,529)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Common shares	1,007,011,217	70,125,952	952,818,269	695,912,664
Shares from convertible debt	394,610,182	394,610,182	2,203,313,000	2,203,313,000
Shares from warrants	271,722,830	271,722,830	271,722,830	271,722,830
Series B preferred stock	—	—	—	—
Series C preferred stock	20,000,000	20,000,000	20,000,000	20,000,000
Series D preferred stock	2,000,000	—	2,000,000	—
Total Diluted Shares	1,696,344,229	1,387,583,964	3,449,854,099	3,190,948,494

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

June 30, 2025

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$1,563,312
Total	$—	$—	$1,563,312

December 31, 2024

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$2,067,621
Total	$—	$—	$2,067,621

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

For the six months  ended June 30, 2025, our operations in Morocco had generated approximately $63,000 in revenue from the sale of commodities (the provision of pyrolysis services and its sale of byproducts). As of June 30, 2025, we did not generate revenue from any other sources.

For the six months ended June 30, 2024, our operations in Morocco had generated approximately $72,000 in revenue. During the period, 93% of revenue was from one party. As of June 30, 2024, we did not generate revenue from any other sources.

Trade Accounts Receivable

Trade accounts receivable are amounts due from customers under normal trade terms. After assessing the creditworthiness of our customers and considering our historical experience, anticipated future operations, and prevailing economic conditions, we have determined that the application of the current expected credit loss (CECL) methodology would be immaterial to our financial statements. Consequently, no allowance for credit losses has been recorded as of June 30, 2025. The absence of a recorded allowance for credit losses reflects our judgment that potential credit losses on outstanding receivables are negligible. As of June 30, 2025, approximately 43.3%, 25.9% and 18.7% of accounts receivable are due from three customers, respectively . As of December 31, 2024, approximately 51.8% of accounts receivable is due from one customer.

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

Operating Segments

In accordance with ASC 280, management has determined that the Company operates as a single operating segment. Discrete financial information is only evaluated at the consolidated level, and the Chief Operating Decision Maker (“CODM”) reviews and assesses financial performance on a consolidated basis. No discrete financial information is prepared or evaluated at a subsidiary or component level for purposes of allocating resources or assessing performance.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $52,486,135 at June 30, 2025, and had a net loss of $3,768,122 for the six months ended June 30, 2025. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2025	December 31, 2024
Pyrolysis unit	$151,672	$151,672
Equipment	2,961,615	596,631
Buildings and fixtures	555,713	496,382
Land	3,917,477	3,865,315
Office furniture	1,818	1,484
Leasehold improvements	255,460	—
Less: accumulated depreciation	(508,934)	(316,838)
Property and equipment, net	$7,334,821	$4,794,646

Depreciation expense

For the six months ended June 30, 2025 and 2024, depreciation expense was $98,273 and $95,447, respectively.

NOTE 5 — LOANS PAYABLE

Effective January 1, 2025, the Company acquired a financing loan for its Director and Officer Insurance for $40,800. The loan bears interest at 9.3%, requires monthly payments of $4,255.92 and is due within one year. As of June 30, 2025, the balance due is $21,160.

West Virginia State Incentive Package

On June 12, 2023, Clean-Seas announced that it secured $12 million in state incentives, which includes $1.75 million in cash to establish a PCN facility outside of Charleston, West Virginia. Clean-Seas West Virginia, has an existing feedstock supply agreement for 100 TPD of post-industrial plastic waste and is planned to be a PCN hub servicing the Mid-Atlantic states. The project will commence in phases, Phase 1 being 50 TPD, with plans to scale up to 500 TPD. Additional project finance capital is in the process of being secured and the Company received the $1.75 million cash disbursement on September 25, 2023. The loan is forgiven after three years if the Company employs forty or more people at the West Virginia facility. As of June 30, 2025 and December 31, 2024, the balance of the loan is $1,750,000 and $1,750,000, respectively.

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

Coventry Enterprises, LLC

June 2024 Note - Coventry Enterprises, LLC

On June 14, 2024, the Company issued a convertible promissory note to Coventry Enterprises, LLC in the aggregate principal amount of $100,000 (which includes $10,000 of Original Issue Discount). The note bears interest at 10% and matures on May 15, 2025. The note is convertible into shares of common stock  at 90% of lowest trade for 20 prior days to conversion. Coventry received 5,000,000 restricted shares of Common Stock as Commitment Shares. As of June 30, 2025, this note has been converted in full for a $0 balance at June 30, 2025.

May 2025 Note - Coventry Enterprises, LLC

On May 27, 2025, the Company issued a convertible promissory note to Coventry Enterprises, LLC in the aggregate principal amount of $300,000 (which includes $30,000 of Original Issue Discount).The Note contains guaranteed interest in the amount of $30,000, with the Principal and Interest due and payable in 10 equal monthly payments in the amount of $33,000 commencing on August 27, 2025 and continuing on the 27th day of each month thereafter until paid in full by not later than May 27, 2026. Coventry received 15,000,000 restricted shares of Common Stock as Commitment Shares.

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

As of June 30, 2025, this note has been converted in full for a $0 balance at June 30, 2025.

October 2024 Note - GS Capital Partners

On October 2, 2024, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $82,500 (which includes $7,500 of Original Issue Discount). The note bears interest at 10% and matures on December 2, 2024. The note is convertible into shares of common stock upon default at $0.01 per share.

May 2025 Note - GS Capital Partners

On May 13, 2025, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $137,500 (which includes $18,500  of Original Issue Discount and fees). The Note contains guaranteed interest in the amount of $16,500. The Company is required to make Principal payments in four installments, each in the amount of $31,250 commencing on the 180-day anniversary of the GS Note Issue Date, with the final payment of the remaining Principal and Interest due on the GS Note Maturity Date. The note is convertible into shares of common stock at $0.02 per share, or $0.01 per share if the Company’s stock trades below $0.02. GS Capital received 2,500,000 restricted shares of Common Stock as Commitment Shares.

ClearThink Capital Partners

May 2024 Note

On May 24, 2024, the Company issued a convertible promissory note to ClearThink in the aggregate principal amount of $110,000 (which includes $18,000 of Original Issue Discount). The note bears interest at 10% and matures on January 24, 2025. The note is convertible into shares of common stock at $0.025 or $0.0145 if the Company’s common stock trades below $0.02 for more than five consecutive days. As of June 30, 2025, this note has been converted in full for a $0 balance at June 30, 2025.

October 2024 Note

On October 2, 2024, the Company issued a convertible promissory note to ClearThink in the aggregate principal amount of $82,500 (which includes $7,500 of Original Issue Discount). The note bears interest at 10% and matures on December 2, 2024. The note is convertible into shares of common stock upon default at $0.01 per share. ClearThink received 5,000,000 restricted shares of Common Stock as Commitment Shares. As of June 30, 2025, this note has been converted in full for a $0 balance at June 30, 2025.

May 2025 Note

On May 13, 2025, pursuant to that certain Securities Purchase Agreement between the Company and ClearThink, the Company issued a convertible promissory note to ClearThink in the aggregate principal amount of $137,500 (included OID of $12,500). The Note bears interest at 12%, with guaranteed interest of $16,500, and matures on February 13, 2026. The note is convertible into shares of common stock at $0.02 per share, to be adjusted as necessary per the terms of the Note. ClearThink received 2,500,000 restricted shares of Common Stock as Commitment Shares.

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

This note is currently in default and has incurred a $174,993 penalty that has been added to the principal. In addition, the interest rate has increased to 22% and the conversion rate changed to 70% of the lowest trade for the twenty days prior to conversion. Refer to Note 14 for a discussion of the current litigation with Trillium.

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

The following table summarizes the convertible notes outstanding as of June 30, 2025:

Note Holder	Date	Maturity Date	Interest	Default Interest	Balance December 31, 2024	Additions	Repayments / Conversions	Balance June 30, 2025
Walleye Opportunities Fund	2/21/2023	12/1/2024	5%	15%	545,395	—	—	545,395
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	15%	1,875,000	—	—	1,875,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	15%	2,142,857	—	—	2,142,857
GS Capital Partners	10/26/2023	7/26/2024	12%	15%	25,000	—	(25,000)	—
Trillium Partners LP	2/22/2024	1/15/2025	10%	15%	463,215	—	—	463,215
Walleye Opportunities Fund	3/25/2024	12/1/2024	5%	20%	833,333	—	—	833,333
ClearThink Capital Partners	5/24/2024	1/24/2025	12%	15%	110,000	—	(110,000)	—
Coventry Enterprises, LLC	6/14/2024	5/15/2025	10%	15%	90,000	—	(90,000)	—
GS Capital Partners	10/2/2024	12/2/2024	10%	22%	82,500	—	—	82,500
ClearThink Capital Partners	10/2/2024	12/2/2024	10%	22%	82,500	—	(82,500)	—
ClearThink Capital Partners	5/13/2025	2/13/2025	12%	24%	—	137,500	—	137,500
GS Capital Partners	5/13/2025	2/13/2025	12%	24%	—	137,500	—	137,500
Coventry Enterprises, LLC	5/27/2025	5/27/2025	10%	22%	—	300,000	—	300,000
Total					$6,249,800	$575,000	$(307,500)	$6,517,300
Less debt discount					$(205,675)			(253,561)
Convertible notes payable, net					$6,044,125			$6,263,739

Total interest accrued on the above convertible notes was $1,313,827 and $801,979 as of June 30, 2025 and December 31, 2024, respectively.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	$598,306
Increase to derivative due to new issuances and/or modification of conversion terms	1,614,002
Decrease to derivative due to mark to market	(144,687)
Balance at December 31, 2024	2,067,621
Decrease to derivative due to conversions	(57,711)
Decrease to derivative due to mark to market	(446,598)
Balance at June 30, 2025	$1,563,312

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

The credit extension of $11,823,900 as of June 30, 2025, is presented on the balance sheet net of debt discount of $135,361.

The initial credit extension of $5,000,000 is presented on the balance sheet net of debt discount of $260,311, as of December 31, 2024.

NOTE 8 — REVENUE SHARE PURCHASE AGREEMENTS

During the six months ended June 30, 2025, the Company entered into Revenue Purchase Agreements with five separate accredited investors. Pursuant to the terms of the agreements the Company has agreed to sell a continuing interest in the revenue it generates. The total purchase price under the five agreements is $500,000, less $10,000 in total for fees, which has been recorded as a debt discount, to be amortized over the term of the agreement. As an added inducement for entering into the Revenue Purchase Agreements, the Company issued a total of 2,500,000 shares of common stock to the investors as commitment shares. The fair value of the shares was determined using the closing stock price on the grant date and was allocated against the consideration received.

On May 29, 2025, the Company entered into an additional Revenue Agreement with Kingdom Building, Inc. (“KBI”). Pursuant to the Agreement, KBI agreed to purchase a continuing interest in the revenue generated by the Company and each of its subsidiaries from any and all sources in consideration of the purchase price of $200,000. Pursuant to the Agreement, KBI has the right, but not the obligation, to convert all or any part of the then outstanding Repurchase Price, into shares of the Company’s Series D Preferred Stock, par value $0.001 per share. As an added inducement for entering into the Revenue Purchase Agreements, the Company issued 200,000 shares of Series D Preferred stock as commitment shares. As of June 30, 2025, the Company was still finalizing updating its Articles of Incorporation to establish the Series D; therefore the 200,000 commitment shares are disclosed as preferred stock to be issued as of June 30, 2025.

NOTE 9 — RELATED PARTY TRANSACTIONS

Daniel Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Daniel Bates, CEO. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.  As of June 30, 2025, a new agreement has not been finalized. Until such time Mr. Bates will continue to serve as CEO under the same terms.

As of June 30, 2025 and December 31, 2024, the Company owed Mr. Bates $239,000 and $236,000, respectively, for accrued compensation.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month, which increased to $7,500 in June 2023. As of June 30, 2025 and December 31, 2024, the Company owed Ms. Boulds $0 and $0, respectively, for accrued compensation.

Daniel Harris, Chief Revenue Officer

As of June 30, 2025 and December 31, 2024, the Company owed Mr. Harris $37,500 and $37,500 , respectively, for accrued compensation.

Michael Dorsey, Director

During the six months ended June 30, 2025 and 2024, the Company paid Mr. Dorsey, $0 and $9,000, respectively, for director fees. As of June 30, 2025 and December 31, 2024, the Company owed Mr. Dorsey, $9,000 and $0, respectively, for director fees.

Greg Boehmer, Director

During the six months ended June 30, 2025 and 2024, the Company paid Mr. Boehmer, $0 and $9,000, respectively, for director fees. As of June 30, 2025 and December 31, 2024, the Company owed Mr. Boehmer, $9,000 and $0, respectively, for director fees.  In addition, the Company owes Mr. Boehmer $18,000 and $15,000, for consulting services as of June 30, 2025 and December 31, 2024, respectively.

Bart Fisher, Director

During the six months ended June 30, 2025 and 2024, the Company paid Mr. Fisher, $0 and $9,000, respectively, for director fees and owes $9,000 as of June 30, 2025.

Green Invest Solutions Ltd.

During September 2023, a $70,000 note was issued to Green Invest Solutions Ltd. which is managed by the same individuals as Clean-Seas Morocco. The loan is considered to be short-term and does not accrue interest.

Management of Clean-Seas Morocco

On occasion, management of Clean-Seas Morocco provides funds to the company for general operations. As of June 30, 2025 and December 31, 2024, $867,283 and $693,495 was due to management, respectively. There are no agreements, and no interest rates applied.

Note Payable

Pursuant to the Morocco Purchase Agreement, Clean-Seas paid an aggregate purchase price of $6,500,000 for the Morocco Acquisition, of which (i) $2,000,000 was paid on the Morocco Closing Date and (ii) the remaining $4,500,000 is to be paid to Ecosynergie Group over a period of ten (10) months from the Morocco Closing Date. During the year ended December 31, 2024, the Company paid $200,000 towards the balance due. During the six month s ended June 30, 2025 the Company paid an additional $35,000 towards the balance due, for a balance due as of June 30, 2025, of $4,265,000.

On March 11, 2025, the Company issued a Promissory Note to Dan Bates, CEO, for $100,000. The note bears interest at 8% and matures on March 11, 2026. Accrued interest as of June 30, 2025 is $2,455.

On March 26, 2025, the Company issued a Promissory Note to Dan Bates, CEO, for $250,000. The note bears interest at 8% and matures on March 26, 2026. Accrued interest as of June 30, 2025 is $5,315.

Related Party Revenue

For the six months ended June 30, 2025, our operations in Morocco generated all of the revenue from a party under control of the management of Clean-Seas Morocco.

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

During the three months ended June 30, 2025, the Company issued a total of 17,000,000 shares of common stock to various service providers. The shares were valued at the closing stock price on the date of grant, for total non-cash expense of $366,000.

On May 22, 2025, the Company issued 2,000,000 shares of common stock to GS Capital as a default penalty on a convertible note. The shares were valued at $0.018, the closing stock price on the date of default, for total non-cash expense of $36,000.

On May 22, 2025, the Company issued 2,000,000 shares of common stock to ClearThink Capital as a default penalty on a convertible note. The shares were valued at $0.0095, the closing stock price on the date of default, for total non-cash expense of $19,000.

During the three months ended June 30, 2025, ClearThink Capital converted $147,500 and $52,120 of principal and interest, respectively into 21,665,344 shares of common stock.

During the three months ended June 30, 2025, GS Capital converted $26,741 and $9,263 of principal and interest and fees, respectively into 3,900,752 shares of common stock.

On May 13, 2025, the Company issued 2,500,000 shares of common stock each to GS Capital and ClearThink for commitment shares pursuant to the terms of promissory notes that were issued on May 13, 2025.

During the three months ended June 30, 2025, the Company issued 2,500,000 shares of common stock for commitment shares pursuant to the terms of The Revenue Share Agreements (see Note 8 ).

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

Series D Preferred Stock

Pursuant to the KBI Agreement (Note 8), and in connection with the Company’s obligation to deliver shares of Series D Preferred thereunder, on July 22, 2025, the Company filed with the Secretary of State of the State of Nevada, a Certificate of Designation of Series D Convertible Preferred Stock establishing the voting powers, designations, preferences, limitations, restrictions and relative rights of the Series D Convertible Preferred Shares (the “Series D COD”). The Series D COD authorizes 500,000 shares of Series D Preferred Stock, which shares are convertible into shares of Common Stock at a price of $0.10 per share, meaning one share of Series D Preferred Stock converts into 10 shares of Common Stock, at the option of the holder thereof (the “Series D Conversion Price”). The Series D Conversion Price shall not be adjusted for stock splits, stock dividends, recapitalizations, or similar events. Additionally, the holder of Series D Preferred Stock shall not be entitled to convert any portion of its Series D Preferred Stock into shares of Common Stock to the extent that such conversion would result in the holder beneficially owning in excess of 4.99% of the then outstanding Common Stock.

NOTE 12 – CLEAN SEAS WEST VIRGINIA EQUITY

Pursuant to the terms and provisions of that certain Purchase Agreement entered into effective as of June 3, 2025 between Clean-Seas West Virginia, Inc. (“Clean-Seas WV”) and an accredited investor, Clean-Seas WV issued and sold 68,028 shares of its common stock (the “WV Common Stock”) to the investor in exchange for an aggregate purchase price of $100,001.16. Pursuant to the Purchase Agreement, the investor will also be issued 100,000 shares of the Company’s common stock (the “Parent Common Stock”) and also became a minority shareholder of Clean-Seas WV pursuant to that certain Shareholders’ Agreement of Clean-Seas West Virginia, Inc. (the “WV Shareholders Agreement”).

Pursuant to the terms and provisions of that certain Purchase Agreement entered into effective as of June 17, 2025 between Clean-Seas WV and an accredited investor, Clean-Seas WV issued and sold 34,014 shares of WV Common Stock to the investor in exchange for an aggregate purchase price of $50,000.58. Pursuant to the Purchase Agreement, the investor will also be also issued 50,000 shares of Parent Common Stock and also became a minority shareholder of Clean-Seas WV pursuant to that certain WV Shareholders Agreement.

NOTE 13 — WARRANTS

A summary of the Company’s outstanding warrants as of June 30, 2025 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2023	116,954,802	$0.037	4.25	$345,500
Issued	163,778,028	$0.03	5
Cancelled	—	$—	—
Exercised	(2,181,818)	$—	—
Outstanding, December 31, 2024	278,541,012	$0.034	3.44	$—
Issued	—	$—	—
Expired	(6,818,182)	$—	—
Exercised	—	$—	—
Outstanding, June 30, 2025	271,722,830	$0.022	2.32	$—

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At present, except as described below, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Trillium

On November 1, 2024, Trillium filed a lawsuit in the United States District Court for the District of Nevada (Case No. 2:24-cv-02047) against the Company and its transfer agent, ClearTrust as a relief defendant, seeking monetary damages, as well declaratory and injunctive relief related to. On February 24, 2025, Trillium amended its complaint, adding Frank Benedetto, Mirador Consulting LLC and the following members of the Company’s board of directors as named defendants: Daniel Bates, Gregory Boehmer, Bart Fisher, and Dr. Michael Dorsey. In its complaint, Trillium claims allege that Clean Vision defaulted on a convertible promissory note, and thereafter, in conjunction with the other co-defendants, tortiously blocked Trillium’s ability to convert shares under the convertible promissory note. Clean Vision has countersued Trillium, seeking declaratory relief to adjudicate and declare the respective parties’ rights and obligations under the convertible promissory note, if any. Daniel Bates and Gregory Boehmer have both filed motions to dismiss the claims against them. In addition to the $174,933 penalty added to the principal and, increased interest rate, the Company has accrued a potential settlement liability of $145,967 as of December 31, 2024.

Effective May 2, 2025, the United Stated District Court of Nevada filed an Order Dismissing the case. The Company reversed the potential settlement liability of $145,967, recognizing the gain in Q1 2025. On July 31, 2005, the Company entered into a Settlement Agreement and Release Agreement with Trillium, whereby the Company established a reserve of 55,000,000 shares of common stock to be issued in eleven equal installments of 5,000,000 shares of common stock each to Trillium. The first 5,000,000 shares of common stock are to be issued on August 6, 2025, with each subsequent issuance of 5,000,000 shares on the 6th day of each month thereafter. The settlement agreement releases the Company from all amounts due to Trillium as of June 30, 2025.

Borders Consulting LLC

On July 21, 2025, Borders Consulting, LLC (“Borders Consulting”) filed a complaint against the Company seeking $200,000 in damages for an alleged business dispute. The litigation with Borders Consulting is currently ongoing.

NOTE 15 – OPERATING LEASES

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

Asset	Balance Sheet Classification	June 30, 2025		December 31, 2024
Operating lease assets	Right of use assets		$1,768,498	$45,467
Total lease assets			$1,768,498	$45,467

Liability
Operating lease liability – current portion	Current operating lease liability	$	z204,391	$11,814
Operating lease liability – noncurrent portion	Long-term operating lease liability		1,545,257	31,353
Total lease liability			$1,749,648	$43,167

Lease obligations at June 30, 2025 consisted of the following:

For the year ended December 31:
2025	$107,040
2026	220,749
2027	227,842
2028	223,531
2029	232,472
Thereafter	1,356,952
Total payments	$2,368,586
Amount representing interest	$(618,938)
Lease obligation, net	1,749,648
Less current portion	(204,391)
Lease obligations – long term	$1,545,257

Lease expense for the six months ended June 30, 2025 for the auto and property lease, was $11,481 and $80,041, respectively.

NOTE 16 - SEGMENT REPORTING

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

NOTE 17 — DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the liabilities of the discontinued operations in the consolidated balance sheets. The liabilities have been reflected as discontinued operations in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 , and consist of the following:

	June 30, 2025	December 31, 2024
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

NOTE 18 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date of filing and has determined that it has the following material subsequent events to disclose in these unaudited consolidated financial statements.

On July 1, 2025, the Company issued a convertible promissory note to Labrys Fund, LP in the aggregate principal amount of $238,000 (which includes $25,500 of Original Issue Discount). The note incurs a one tie interest charge of 10% or $23,800 and matures on July 1, 2026.

On July 17, 2025, the Company issued a convertible promissory note to CFI Capital LLC in the aggregate principal amount of $150,000 (which includes $15,000 of Original Issue Discount). The note bears interest at 6% and matures on July 17, 2026.

On July 22, 2025, the Company filed its Amended Article of Incorporation establishing the Series D preferred stock. It then issued the 200,000 shares that were due to KBI as of June 30, 2025.

On July 30, 2025, GS Capital converted $41,250 and $6,643 of principal and interest, respectively, into 4,789,294 shares of common stock.

The Company entered into a Settlement Agreement and Release agreement with Trillium Partners, LP, dated July 31, 2025. Per the terms of the agreement the Company establish a reserve of 55,000,000 shares of common stock to be issued in eleven equal installments of 5,000,000 shares of common each to Trillium. The first 5,000,000 shares of common stock are to be issued on August 6, 2025 with each subsequent issuance of 5,000,000 shares on the 6th day of each month thereafter. The settlement agreement releases the Company from all amounts due to Trillium as of June 30, 2025.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenue

For the three months ended June 30, 2025 and 2024, the Company recognized revenue of $52,612  and $23,455, respectively from our subsidiary Clean-Seas Morocco, an increase of $29,157 or 124.3%. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco. The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Consulting Expense

For the three months ended June 30, 2025 and 2024, we had consulting expenses of $629,306 and $222,713, respectively, an increase of $406,593 or 182,6%. In the current period we have hired more consultants related to the work being done with Clean Seas West Virginia. We also issued shares of common stock for total non-cash consulting expenses of $366,000.

Advertising and Promotion Expense

For the three months ended June 30, 2025 and 2024, we had advertising and promotion expenses of $51,558  and $30,044, respectively, an increase of $21,514 or 71.6%. The Company has been actively increasing its marketing activities in 2025.

Development Expense

For the three months ended June 30, 2025 and 2024 we had development expenses of $30,443 and $20,858, respectively, an increase of $9,585 or 46%.

Professional Fees

For the three months ended June 30, 2025 and 2024, we had professional fees of $251,755 and ($79,255), respectively, an increase of $331,010 or 417.7%. The negative amount in the prior period is due to the adjustments made to our restated financial statements for the year ended December 31, 2023. In the current period we incurred approximately $64,500 of audit fee and $169,000 in legal fees.

Payroll Expense

For the three months ended June 30, 2025 and 2024, we had payroll expenses of $337,213 and $328,892, respectively, an increase of $8,321 or 2.5%.  Our payroll has stayed consistent as we have not hired any new employees.

Director Fees

For the three months ended June 30, 2025 and 2024, we had director fees of $13,500 and $27,992, a decrease of $14,492 or 51.8%.

General and Administrative Expenses

For the three months ended June 30, 2025 and 2024, we had G&A expenses of $663,981 and $333,924, respectively, an increase of $330,057 or 98.8%. Some of our larger expenses and reasons for the increase in G&A expense in the current period is $334,123 used by Clean Seas UK, $60,000 of rent expense for West Virginia, supplies and maintenance expense for West Virgina of $40,725. There was also an increase of G&A expense for Clean Seas Morocco.

Other Income and Expense

For the three months ended June 30, 2025 and 2024, we had total other income of $1,459,986 compared to other expense of $1,031,555, respectively. In the current period we recognized $703,145 of interest expense, of which $118,009 was amortization of debt discount, a gain in the change in fair value of derivative of $2,178,655, a loss on the conversion of debt of $84,908 and penalty expense for default on a convertible note of $15,643. We had gains of $84,908 for the extinguishment of debt and $119 of other income. For the three months ended June 30, 2024, we recognized  $883,764 of interest expense, of which $785,478 was amortization of debt discount, a loss of $281,450 for the issuance of convertible debt, a gain in the change in fair value of derivative of $113,184, a gain on the extinguishment of debt of $20,000 and other income of $475.

Net Loss

Net loss for the three months ended June 30, 2025 was $381,622 (after deducting $91,683 for the non-controlling interest). Net loss for the three months ended June 30, 2024, was $1,824,497 (after deducting $80,871 for the non-controlling interest). Although we had an increase in our loss from operations of $1,059,478, that loss was offset by the gain in the change in fair value of derivative, which resulted in the lower net loss for the period.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenue

For the six months ended June 30, 2025 and 2024, the Company recognized revenue of $63,137 and $73,147, respectively from our subsidiary Clean-Seas Morocco, a decrease of $10,010 or 13.7%. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco. The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Consulting Expense

For the six months ended June 30, 2025 and 2024, we had consulting expenses of $872,403 and $606,945, respectively, an increase of $265,458 or 43.7%. In the current period we have hired more consultants related to the work being done with Clean Seas West Virginia. We also issued shares of common stock for total non-cash consulting expenses of $469,000.

Advertising and Promotion Expense

For the six months ended June 30, 2025 and 2024, we had advertising and promotion expenses of $119,753 and $60,716, respectively, an increase of $59,037 or 97.2%. The Company has been actively increasing its marketing activities in 2025.

Development Expense

For the six months ended June 30, 2025 and 2024 we had development expenses of $32,863 and $49,373, respectively, a decrease of $16,510 or 33.4%. Development expenses are related to the PCN facility in West Virginia as activity is now focused on preparing the facility for production.

Professional Fees

For the six months ended June 30, 2025 and 2024, we had professional fees of $339,546 and $322,650, respectively, an increase of $16,896 or 5.2%. In the current period we incurred approximately $86,000 of audit fee and $239,000 in legal fees, which increased over the prior period.

Payroll Expense

For the six months ended June 30, 2025 and 2024, we had payroll expenses of $743,955 and $630,438, respectively, an increase of $113,517 or 18%. In the prior period we hired a new employee in April 2024 so only incurred that expense for two and a half months as opposed to the full six months in 2025. Clean Seas Morocco also has a $20,500 payroll increase in the current period.

Director Fees

For the six months ended June 30, 2025 and 2024, we had director fees of $27,000  and $41,992, a decrease of $14,992 or 35.7%.

General and Administrative Expenses

For the six months ended June 30, 2025 and 2024, we had G&A expenses of $876,702 and $662,464, respectively, an increase of $214,238 or 32.3%. Some of our larger expenses and reasons for the increase in G&A expense in the current period is approximately $347,000 used by Clean Seas UK (a $286,000 increase over the prior period), $80,000 of rent expense for West Virginia (which we did not have in the prior period), supplies and maintenance expense for West Virgina of $50,300 ($48,000 increase over the prior period). There was also an increase of G&A expense for Clean Seas Morocco.

Other Income and Expense

For the six months ended June 30, 2025 and 2024, we had total other expense of $808,946 compared to total other expense of $1,795,782 , respectively. In the current period we recognized $1,335,542 of interest expense, of which $381,203 was amortization of debt discount, a gain in the change in fair value of derivative of $446,598, a loss on the conversion of debt of $96,962 and penalty expense for default on a convertible note of $55,000. We also had gains of $230,875 for the extinguishment of debt and $1,085 of other income. For the three months ended June 30, 2024, we recognized $2,366,562 of interest expense, of which $2,108,012 was amortization of debt discount, a loss of $357,140 for the issuance of convertible debt, a gain in the change in fair value of derivative of $711,490, a gain on the extinguishment of debt of $216,430.

Net Loss

Net loss for the six months ended June 30, 2025 was $3,651,040 (after deducting $117,082 for the non-controlling interest). Net loss for the six months ended June 30, 2024, was $3,985,529 (after deducting $120,799 for the non-controlling interest). Although we had an increase in our loss from operations of $648,630, that loss was offset by the gain in the change in fair value of derivative and the gain on the extinguishment of debt, which resulted in the lower net loss for the period.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the six months ended June 30, 2025 and 2024, we used $3,960,207  and $1,384,208 of cash in operating activities. During the current period, we incurred a net loss of $3,768,122, adjusted by $293,279 for non-cash items and $473,572 in adjustments for changes in assets and liabilities. In the prior period we incurred a net loss of $4,106,328, adjusted by $1,918,451 for non-cash items and $803,669 in adjustments for changes in assets and liabilities.

Cash Flow from Investing Activities

During the six months ended June 30, 2025, we used $2,639,061 for the purchase of property and equipment and had a decrease in our trading securities of $613. Most of the funds used were for the purchase of equipment and leasehold improvements in West Virginia. During the six months ended June 30, 2024, we used $147,634 for the purchase of property and equipment.

Cash Flow from Financing Activities

During the six months ended June 30, 2025, we had net cash received of $8,701,171  from financing activity. Our cash overdraft in Morocco increased to $105,425. We received $350,000 of proceeds from notes payable issued to our CEO, $517,000 from the issuance of convertible notes, $803,844 proceeds from other notes payable and $6,823,900  from our commercial loan. We also received $150,002 through the sales of shares in Clean Seas West Virginia, and we repaid $35,000 of a related party loan.  During the six months ended June 30, 2024, we had net cash received of $1,258,769 . We received $1,358,500 proceeds from convertible notes, $100,000 proceeds from the sale of Common Stock, $82,674  from other notes payable. Cash received was offset by repayment of $314,285 of a convertible note payable and a cash overdraft of $31,880.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $52,486,135 at June 30, 2025, and had a net loss of $3,768,122 for the six months ended June 30, 2025. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Capital Raising Transactions

Proceeds from Notes Payable – Related Party

We generated net proceeds of $350,000 from the issuance of notes payable to our CEO during the six months ended June 30, 2025.

Other outstanding obligations at June 30, 2025

Convertible Notes Payable

The Company has convertible promissory notes aggregating $6,517,300 (not including debt discounts) outstanding at June 30, 2025. The accrued interest amounted to approximately $1,313,827 as of June 30, 2025. The convertible notes payable bear interest at rates ranging between 5% and 24% per annum.

Revenue Share Agreements

The Company has revenue shares agreements totaling $700,000 (not including debt discounts) outstanding at June 30, 2025.

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

The credit extension of $11,823,900 as of June 30, 2025, is presented on the balance sheet net of debt discount of $135,361.

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the six months ended June 30, 2025, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2024, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At present, except as described below, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

Effective May 2, 2025, the United Stated District Court of Nevada filed an Order Dismissing the case. The Company reversed the potential settlement liability of $145,967, recognizing the gain in Q1 2025. On July 31, 2005, the Company entered into a Settlement Agreement and Release Agreement with Trillium, whereby the Company established a reserve of 55,000,000 shares of common stock to be issued in eleven equal installments of 5,000,000 shares of common stock each to Trillium. The first 5,000,000 shares of common stock are to be issued on August 6, 2025, with each subsequent issuance of 5,000,000 shares on the 6th day of each month thereafter. The settlement agreement releases the Company from all amounts due to Trillium as of June 30, 2025.

Borders Consulting LLC

On July 21, 2025, Borders Consulting, LLC (“Borders Consulting”) filed a complaint against the Company seeking $200,000 in damages for an alleged business dispute. The litigation with Borders Consulting is currently ongoing.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, the Company issued a total of 17,000,000 shares of common stock to various service providers. The shares were valued at the closing stock price on the date of grant, for total non-cash expense of $366,000.

On May 22, 2025, the Company issued 2,000,000 shares of common stock to GS Capital as a default penalty on a convertible note. The shares were valued at $0.018, the closing stock price on the date of default, for total non-cash expense of $36,000.

On May 22, 2025, the Company issued 2,000,000 shares of common stock to ClearThink Capital as a default penalty on a convertible note. The shares were valued at $0.0095, the closing stock price on the date of default, for total non-cash expense of $19,000.

During the three months ended June 30, 2025, ClearThink Capital converted $147,500 and $52,120 of principal and interest, respectively into 21,665,344 shares of common stock.

During the three months ended June 30, 2025, GS Capital converted $26,741 and $9,263 of principal and interest and fees, respectively into 3,900,752 shares of common stock.

On May 13, 2025, the Company issued 2,500,000 shares of common stock each to GS Capital and ClearThink for commitment shares pursuant to the terms of promissory notes that were issued on May 13, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws effective March 4, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2024)
4.1	Convertible Amortization Note Issued on February 12, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
4.2	Promissory Note dated February 15, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024)
4.3	Senior Convertible Note dated March 25, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.4	Warrant to Purchase Common Stock dated March 25, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.5	Amended and Restated Senior Convertible Note dated March 25, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.6	Amended and Restated Warrant to Purchase Common Stock dated March 25, 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.7	Convertible Promissory Note issued to Daniel Bates, dated March 11, 2025
4.8	Convertible Promissory Note issued to Daniel Bates, dated March 26, 2025
4.9	Convertible Amortization Note issued to ClearThink Capital Partners LLC, dated May 13, 2025
4.10	Convertible Promissory Note issued to CFI Capital LLC, dated July 17, 2025
10.1	Securities Purchase Agreement by and between the Company and Fred Sexton effective January 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 23, 2024)
10.2	Securities Purchase Agreement by and between the Company and Clearthink Capital Partners, LLC dated February 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
10.3	STRATA Purchase Agreement by and between the Company and Clearthink Capital Partners, LLC dated February 12, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
10.4	Securities Purchase Agreement by and between the Company and Trillium Partners L. dated February 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024)
10.5	Securities Purchase Agreement dated March 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
10.6	Registration Rights Agreement dated March 25, 2024 ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
10.7	Securities Purchase Agreement by and between the Company and ClearThink Capital Partners LLC dated May 13, 2025
10.8	Revenue Interest Purchase Agreement by and between the Company and Steven Butler, dated April 22, 2025.
10.9	Revenue Interest Purchase Agreement by and between the Company and Christopher Andrew Crews, dated April 23, 2025.
10.10	Revenue Interest Purchase Agreement by and between the Company and The Vanneman Family Trust, dated April 24, 2025.
10.11	Revenue Interest Purchase Agreement by and between the Company and William Hales, dated April 28, 2025.
10.12	Revenue Interest Purchase Agreement by and between the Company and MZ Digital LLC, dated May 5, 2025.
10.13	Settlement Agreement and Release Agreement between the Company and Trillium Partners, LP, dated July 31, 2025
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2025	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2025	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)