Form 10-Q
period 2025-09-30
Clean Vision Corp
filed 2025-11-19
CIK 1391426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2025

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

As of November 17, 2025, there were 1,152,768,307 shares of the issuer’s common stock issued and outstanding.

   CLEAN VISION CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$575,678	$885,835
Restricted cash	1,404,007	416,597
Prepaids and other assets	4,066,270	1,957,045
Other receivable	150,000
Accounts receivable	28,415	37,624
Loan receivable	70,000	70,000
Inventory	8,385	—
Right of use assets	—	45,467
Trading securities	5,560	5,048
Total Current Assets	6,308,315	3,417,616
Right of use assets	1,730,604	—
Property and equipment	7,954,201	4,794,646
Goodwill	4,854,622	4,854,622
Total Assets	$20,847,742	$13,066,884
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$507,858	$409,587
Accounts payable	1,341,127	1,042,892
Accrued compensation	616,576	595,719
Accrued expenses	3,381,182	2,282,488
Accrued interest – related party	16,570	—
Convertible notes payable, net discount of $737,160 and $205,675, respectively	6,249,425	6,044,125
Derivative liability	1,094,760	2,067,621
Settlement liability	697,500	145,967
Loans payable	876,259	784,600
Related party payables	812,770	693,495
Loans payable, revenue share, net discount of $125,981	644,019	—
Loans payables – related parties	4,815,000	4,300,000
Lease liabilities - current portion	116,241	11,814
Liabilities of discontinued operations	67,093	67,093
Total current liabilities	21,236,380	18,445,401
Economic incentive (Note 5)	1,750,000	1,750,000
Commercial loan, net of discount of $72,886 and $260,311, respectively	11,751,014	4,739,689
Lease liabilities - net of current portions	1,581,927	31,353
Total Liabilities	36,319,321	24,966,443

Commitments and contingencies	—	—

Temporary equity – commitment shares (Note 10)	278,884	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Series C Preferred stock, $0.001 par value, 2,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Series D Preferred stock, $0.001 par value, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 1,086,840,307 and 807,605,591 shares issued and outstanding, respectively	1,070,341	807,606
Common stock to be issued	59,014	2,412,054
Additional paid-in capital	36,185,610	32,419,818
Accumulated other comprehensive loss	(72,530)	20,113
Accumulated deficit	(54,311,732)	(48,835,095)
Non-controlling interest	1,316,834	1,273,945
Total stockholders’ deficit	(15,750,463)	(11,899,559)
Total liabilities and stockholders’ deficit	$20,847,742	$13,066,884

 The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$62,064	$34,799	$125,201	$107,946
Cost of revenue	9,210	2,149	19,301	11,264
Gross margin	$52,854	$32,650	$105,900	$96,682
Operating Expenses:
Consulting	$202,445	$230,819	$1,074,848	$837,764
Advertising and promotion	45,023	30,109	164,776	90,825
Development expense	8,800	172,523	41,663	221,896
Professional fees	51,072	36,399	390,618	359,049
Payroll expense	350,107	337,378	1,094,062	967,816
Director fees	13,500	23,500	40,500	65,492
General and administration expenses	597,647	127,125	1,474,349	789,589
Total operating expense	1,268,594	957,853	4,280,816	3,332,431
Loss from Operations	(1,215,740)	(925,203)	(4,174,916)	(3,235,749)
Other income (expense):
Interest expense	(893,445)	(604,056)	(2,228,987)	(2,970,618)
Change in fair value of derivative	616,248	114,413	1,062,846	825,903
Loss on debt issuance	(28,496)	—	(28,496)	(357,140)
(Loss) gain on conversion of debt	—	—	(96,962)	35,698
Gain on extinguishment of debt	—	35,698	230,875	216,430
Other income (expense), net	2,500	—	3,585	—
Settlement expense	(346,695)	—	(346,695)	—
Penalty expense on convertible debt	—	(219,801)	(55,000)	(219,801)
Total other expense	(649,888)	(673,746)	(1,458,834)	(2,469,528)
Net loss before provision for income tax	(1,865,628)	(1,598,949)	(5,633,750)	(5,705,277)
Provision for income tax expense	—	—	—	—
Net loss	$(1,865,628)	$(1,598,949)	$(5,633,750)	$(5,705,277)
Net loss attributed to non-controlling interest	40,031	46,240	157,113	167,039
Net loss attributed to Clean Vision Corporation	(1,825,597)	(1,552,709)	(5,476,637)	(5,538,238)
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,853)	13,529	72,530	11,135
Comprehensive loss	$(1,837,450)	$(1,539,180)	$(5,404,107)	$(5,527,103)
Loss per share - basic and diluted	$(0.00)	$(0.00)	(0.01)	(0.01)
Weighted average shares outstanding - basic and diluted	1,055,336,084	746,302,675	987,311,469	712,831,938

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAN VISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

		Series C Preferred Stock		Common Stock		Additional paid	Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders’	Temporary
		Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit	Equity
Balance, December 31, 2024	—	2,000,000	$2,000	807,605,591	$807,606	$32,419,818	$2,412,054	$20,113	$1,273,945	$(48,835,095)	$(11,899,559)	$—
Stock issued for services		—	—	74,792,552	74,793	1,235,329	(1,207,122)	—	—	—	103,000	—
Stock issued for services – related parties		—	—	50,000,000	50,000	800,000	(850,000)	—	—	—	—	—
Stock issued for debt commitments		—	—	11,500,000	11,500	187,432	(198,932)	—	—	—	—	—
Stock issued for debt		—	—	29,876,339	29,876	344,944	(156,000)	—	—	—	218,820	—
Net loss	—	—	—	—	—	—	—	(21,893)	(61,136)	(3,233,681)	(3,316,710)	—
Balance, March 31, 2025	—	2,000,000	2,000	973,774,482	973,775	34,987,523	—	(1,780)	1,212,809	(52,068,776)	(14,894,449)	—
Preferred stock issued for debt commitments		—	—	—	—	—	32,074	—	—	—	32,074	—
Stock issued for debt commitments		—	—	20,000,000	20,000	223,806	42,732	—	—	—	286,538	—
Stock issued for debt		—	—	25,566,096	25,566	210,058	—	—	—	—	235,624	—
Stock issued for services		—	—	17,000,000	17,000	349,000	—	—	—	—	366,000	—
Stock issued for default on notes		—	—	4,000,000	4,000	51,000	—	—	—	—	55,000	—
Non-controlling interest for issuance of subsidiary shares		—	—	—	—	—	—	—	150,002	—	150,002	—
Net loss	—	—	—	—	—	—	—	(82,603)	(55,946)	(417,359)	(555,908)	—
Balance, June 30, 2025	—	2,000,000	2,000	1,040,340,578	1,040,341	35,821,387	$74,806	(84,383)	$1,306,865	(52,486,135)	(14,325,119)	—
Cancellation of Preferred stock issued for debt commitments		—	—	—	—	—	(32,074)	—	—	—	(32,074)	—
Stock issued for warrants		—	—	—	—	—	21,840	—	—	—	21,840	—
Stock issued for debt commitments		—	—	25,800,000	9,300	115,441	(5,558)	—	—	—	119,183	278,884
Stock issued for debt		—	—	9,699,729	9,700	86,782		—	—	—	96,482	—
Stock issued for services		—	—	1,000,000	1,000	17,000		—	—	—	18,000	—
Shares issued as settlement		—	—	10,000,000	10,000	145,000	—	—	—	—	155,000
Non-controlling interest for issuance of subsidiary shares		—	—	—	—	—	—	—	50,000	—	50,000	—
Net loss	—	—	—	—	—	—	—	11,853	(40,031)	(1,825,597)	(1,853,775)	—
Balance, September 30, 2025	—	2,000,000	$2,000	1,086,840,307	$1,070,341	$36,185,610	$59,014	$(72,530)	$1,316,834	$(54,311,732)	$(15,750,463)	$278,884

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid	Common Stock To be	Accumulated Other Comprehensive	Minority	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Issued	Loss	Interest	Deficit	Deficit
Balance, December 31, 2023 (Restated)	—	$—	2,000,000	$2,000	682,463,425	$682,464	$28,238,505	$217,775	$2,171	$1,452,916	$(34,831,900)	$(4,236,069)
Stock issued for services	—	—	—	—	455,840	456	15,544	261,772	—	—	—	277,772
Stock issued for debt commitments	—	—	—	—	5,600,000	5,600	196,560	—	—	—	—	202,160
Stock issued for cash	—	—	—	—	5,000,000	5,000	95,000	—	—	—	—	100,000
Stock issued for warrant exercise	—	—	—	—	2,181,818	2,182	(2,182)	—	—	—	—	—
Debt issuance cost – warrants issued	—	—	—	—	—	—	575,690	—	—	—	—	575,690
Net loss	—	—	—	—	—	—	—	—	(2,168)	(39,928)	(2,161,032)	(2,203,128)
Balance, March 31, 2024	—	—	2,000,000	2,000	695,701,083	695,702	29,119,117	479,547	3	1,412,988	(36,992,932)	(5,283,575)
Stock issued for services	—	—	—	—	10,000,000	10,000	206,000	—	—	—	—	216,000
Stock issued for debt commitments	—	—	—	—	435,012	435	19,340	(11,775)	—	—	—	8,000
Stock issued for conversion of debt	—	—	—	—	9,520,088	9,520	109,286	—	—	—	—	118,806
Cancellation of mezzanine equity	—	—	—	—	—	—	1,800,000	—	—	—	—	1,800,000
Net loss	—	—	—	—	—	—	—	—	(226)	(80,871)	(1,824,497)	(1,905,594)
Balance, June 30, 2024	—	—	2,000,000	2,000	715,656,183	$715,657	$31,253,743	$467,772	(223)	$1,332,117	$(38,817,429)	(5,046,363)
Stock issued for services	—	—	—	—	9,010,370	9,010	260,762	(269,772)	—	—	—	—
Stock issued for conversion of debt	—	—	—	—	73,844,901	73,845	809,938	—	—	—	—	883,783
Stock sold from cash								100,000				100,000
Net loss	—	—	—	—	—	—	—	—	13,529	(46,240)	(1,552,709)	(1,585,420)
Balance, September 30, 2024	—	$—	2,000,000	$2,000	798,511,454	$798,512	$32,324,443	$298,000	$13,306	$1,285,877	$(40,370,138)	$(5,648,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(5,633,750)	$(5,705,277)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	487,000	285,772
Debt discount amortization	617,862	2,637,053
Loss on issuance of debt	28,496	357,140
Change in fair value of derivative	(1,062,846)	(825,903)
Loss (gain) on conversion of debt	96,962	(35,698)
Gain on extinguishment of debt	(230,875)	(216,430)
Settlement expense	346,695	—
Penalty expense on convertible debt	55,000	219,801
Operating lease expense	(30,136)	—
Depreciation expense	148,340	133,685
Changes in operating assets and liabilities:
Prepaids and other assets	(2,109,225)	(51,704)
Accounts receivable	9,209	62,593
Inventory	(8,385)	—
Accounts payable	298,335	654,658
Accruals	1,189,684	339,603
Related-party payables - short-term	119,275	210,113
Accrued interest – related party	16,570	—
Accrued compensation	20,857	422,499
Net cash used by operating activities	(5,640,932)	(1,512,095)

Cash Flows from Investing Activities:
Trading securities	(512)	—
Purchase of property and equipment	(3,307,895)	(178,478)
Net cash used by investing activities	(3,308,407)	(178,478)

Cash Flows from Financing Activities:
Cash overdraft	98,271	57,330
Proceeds from convertible notes payable	1,265,450	1,358,500
Payments - convertible notes payable	—	(314,285)
Proceeds from the sale of common stock	—	200,000
Proceeds from exercise of warrants	21,840	—
Proceeds from sale of Clean Seas West Virginia stock	200,002	—
Proceeds from notes payable - related party	550,000	—
Repayments, notes payable - related party	(35,000)	—
Proceeds from notes payable	777,659	42,152
Proceeds from commercial loan	6,823,900	—
Net cash provided by financing activities	9,702,122	1,343,697

Net change in cash	752,783	(346,876)
Effects of currency translation	(75,530)	11,135
Cash at beginning of period	1,302,432	339,921
Cash at end of period	$1,979,685	4,180

Supplemental schedule of cash flow information:
Interest paid	$480,028	$—
Income taxes	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$575,130	$709,133
Warrants issued with notes payable	$—	$575,690
Cancellation of Series B preferred stock	$—	$1,800,000
Common stock issued for debt commitments	$684,604	$418,160

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAN VISION CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

Clean Seas Partners UK Limited (“Clean Seas UK”) was formed on July 17, 2023. Clean Seas UK is involved with business development and has limited activity as of September 30, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2025 and not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2024.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).  As of September 30, 2025, the Company had cash in excess of the FDIC’s $250,000 coverage limit of $1,692,723, in total for several accounts at one bank, in excess of the FDIC’s coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended September 30, 2025 and December 31, 2024.

Restricted Cash

As of September 30, 2025 and December 31, 2024, the Company has $1,404,007 and $416,597, respectively, of restricted cash. The restricted cash is for UPS Industrial Services to ensure that there is three months in advance of construction capital available.

Principles of Consolidation

The accompanying unaudited consolidated financial statements for the period ended September 30, 2025, include the accounts of the Company and its wholly owned subsidiaries, Clean-Seas, Clean-Seas India Private Limited, Clean-Seas Group, Endless Energy, Inc., EcoCell, Inc., Clean-Seas Arizona, Inc., Clean-Seas West Virginia, Clean Seas Partners UK Limited and our 51% owned subsidiary, Clean-Seas Morocco, LLC. As of September 30, 2025, there was no activity in Clean-Seas Group, Endless Energy or Clean-Seas Arizona.   All intercompany transactions are eliminated in consolidation.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2025 and 2024, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Weighted Average Common shares	1,055,336,084	746,302,675	987,311,469	712,831,938
Net loss attributed to Clean Vision Corporation	$(1,825,597)	$(1,552,709)	$(5,476,637)	$(5,538,238)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Common shares	1,055,336,084	746,302,675	987,311,469	712,831,938
Shares from convertible debt	678,313,425	394,610,182	678,313,425	394,610,182
Shares from warrants	271,682,830	186,597,000	271,682,830	186,597,000
Series C preferred stock	20,000,000	20,000,000	20,000,000	20,000,000
Total Diluted Shares	1,261,933,084	1,347,509,857	1,278,994,299	1,314,039,120

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

September 30, 2025

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$1,094,760
Total	$—	$—	$1,094,760

December 31, 2024

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$2,067,621
Total	$—	$—	$2,067,621

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

For the nine months  ended September 30, 2025, our operations in Morocco had generated approximately $125,000 in revenue from the sale of commodities (the provision of pyrolysis services and its sale of byproducts). As of September 30, 2025, we did not generate revenue from any other sources.

For the nine months ended September 30, 2024, our operations in Morocco had generated approximately $108,000 in revenue. During the period, 93% of revenue was from one party. As of September 30, 2024, we did not generate revenue from any other sources.

Trade Accounts Receivable

Trade accounts receivable are amounts due from customers under normal trade terms. After assessing the creditworthiness of our customers and considering our historical experience, anticipated future operations, and prevailing economic conditions, we have determined that the application of the current expected credit loss (CECL) methodology would be immaterial to our financial statements. Consequently, no allowance for credit losses has been recorded as of September 30, 2025. The absence of a recorded allowance for credit losses reflects our judgment that potential credit losses on outstanding receivables are negligible. As of September 30, 2025, approximately 61.1% and 21.8% of accounts receivable are due from two customers, respectively. As of December 31, 2024, approximately 51.8% of accounts receivable is due from one customer.

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

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2025 05 — Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides for the measurement of expected credit losses on current accounts receivable and contract assets arising from contracts with customers under Topic 606. It offers a practical expedient for all entities to assume that current conditions as of the balance sheet date will continue for the remaining life of the asset. The ASU helps to simplify credit-loss modelling for short-term receivables/contract assets, reducing complexity and forecasting burden. The effective date is for annual periods beginning after December 15, 2025, and interim periods within those years. Early adoption is permitted. The adoption had no impact on the Company’s financial statements.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $54,311,732 at September 30, 2025, and had a net loss of $5,633,750 for the nine months ended September 30, 2025. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2025	December 31, 2024
Pyrolysis unit	$151,672	$151,672
Equipment and materials	3,615,186	596,631
Buildings and fixtures	546,298	496,382
Land	3,908,841	3,865,315
Office furniture	1,763	1,484
Leasehold improvements	273,261	—
Less: accumulated depreciation	(542,820)	(316,838)
Property and equipment, net	$7,954,201	$4,794,646

Depreciation expense

For the nine months ended September 30, 2025 and 2024, depreciation expense was $148,340 and $133,685, respectively.

NOTE 5 — LOANS PAYABLE

Effective January 1, 2025, the Company acquired a financing loan for its Director and Officer Insurance for $40,800. The loan bears interest at 9.3%, requires monthly payments of $4,255.92 and is due within one year. As of September 30, 2025, the balance due is $8,976.

West Virginia State Incentive Package

On June 12, 2023, Clean-Seas announced that it secured $12 million in state incentives, which includes $1.75 million in cash to establish a PCN facility outside of Charleston, West Virginia. Clean-Seas West Virginia, has an existing feedstock supply agreement for 100 TPD of post-industrial plastic waste and is planned to be a PCN hub servicing the Mid-Atlantic states. The project will commence in phases, Phase 1 being 50 TPD, with plans to scale up to 500 TPD. Additional project finance capital is in the process of being secured and the Company received the $1.75 million cash disbursement on September 25, 2023. The loan is forgiven after three years if the Company employs forty or more people at the West Virginia facility. As of September 30, 2025 and December 31, 2024, the balance of the loan is $1,750,000 and $1,750,000, respectively.

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

Coventry Enterprises, LLC

June 2024 Note - Coventry Enterprises, LLC

On June 14, 2024, the Company issued a convertible promissory note to Coventry Enterprises, LLC in the aggregate principal amount of $100,000 (which includes $10,000 of Original Issue Discount). The note bears interest at 10% and matures on May 15, 2025. The note is convertible into shares of common stock  at 90% of lowest trade for 20 prior days to conversion. Coventry received 5,000,000 restricted shares of Common Stock as Commitment Shares. As of September 30, 2025, this note has been converted in full for a $0 balance at September 30, 2025.

May 2025 Note - Coventry Enterprises, LLC

On May 27, 2025, the Company issued a convertible promissory note to Coventry Enterprises, LLC in the aggregate principal amount of $300,000 (which includes $30,000 of Original Issue Discount).The Note contains guaranteed interest in the amount of $30,000, with the Principal and Interest due and payable in 10 equal monthly payments in the amount of $33,000 commencing on August 27, 2025 and continuing on the 27th day of each month thereafter until paid in full by not later than May 27, 2026. Coventry received 15,000,000 restricted shares of Common Stock as Commitment Shares.  As of September 30, 2025, there is $267,000 and $30,000 of principal and interest, respectively, due on this note.

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

As of September 30, 2025, this note has been converted in full for a $0 balance at September 30, 2025.

October 2024 Note - GS Capital Partners

On October 2, 2024, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $82,500 (which includes $7,500 of Original Issue Discount). The note bears interest at 10% and matures on December 2, 2024. The note is convertible into shares of common stock upon default at $0.01 per share. As of September 30, 2025, this note has been converted in full for a $0 balance at September 30, 2025.

May 2025 Note - GS Capital Partners

On May 13, 2025, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $137,500 (which includes $18,500 of Original Issue Discount and fees). The Note contains guaranteed interest in the amount of $16,500. The Company is required to make Principal payments in four installments, each in the amount of $31,250 commencing on the 180-day anniversary of the GS Note Issue Date, with the final payment of the remaining Principal and Interest due on the GS Note Maturity Date. The note is convertible into shares of common stock at $0.02 per share, or $0.01 per share if the Company’s stock trades below $0.02. GS Capital received 2,500,000 restricted shares of Common Stock as Commitment Shares. As of September 30, 2025, there is $137,500 and $16,500 of principal and interest, respectively, due on this note.

August 2025 Note - GS Capital Partners

On August 29, 2025, pursuant to that certain Securities Purchase Agreement between the Company and GS Capital Partners, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $330,000 (including OID of $30,000). The Note bears interest at 12%, with guaranteed interest of $39,600, and matures on August 29, 2026. GS Capital received 3,300,000 restricted shares of Common Stock for commitment shares along with an additional 16,500,000 shares of Common Stock which are subject to return as more fully set forth in the Securities Purchase Agreement (Note 10). As of September 30, 2025, there is $330,000 and $39,600 of principal and interest, respectively, due on this note. As of September 30, 2025, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

ClearThink Capital Partners

May 2024 Note

On May 24, 2024, the Company issued a convertible promissory note to ClearThink in the aggregate principal amount of $110,000 (which includes $18,000 of Original Issue Discount). The note bears interest at 10% and matures on January 24, 2025. The note is convertible into shares of common stock at $0.025 or $0.0145 if the Company’s common stock trades below $0.02 for more than five consecutive days. As of September 30, 2025, this note has been converted in full for a $0 balance at September 30, 2025.

October 2024 Note

On October 2, 2024, the Company issued a convertible promissory note to ClearThink in the aggregate principal amount of $82,500 (which includes $7,500 of Original Issue Discount). The note bears interest at 10% and matures on December 2, 2024. The note is convertible into shares of common stock upon default at $0.01 per share. ClearThink received 5,000,000 restricted shares of Common Stock as Commitment Shares. As of September 30, 2025, this note has been converted in full for a $0 balance at September 30, 2025.

May 2025 Note

On May 13, 2025, pursuant to that certain Securities Purchase Agreement between the Company and ClearThink, the Company issued a convertible promissory note to ClearThink in the aggregate principal amount of $137,500 (included OID of $12,500). The Note bears interest at 12%, with guaranteed interest of $16,500, and matures on February 13, 2026. The note is convertible into shares of common stock at $0.02 per share, to be adjusted as necessary per the terms of the Note. ClearThink received 2,500,000 restricted shares of Common Stock as Commitment Shares. As of September 30, 2025, there is $137,500 and $16,500 of principal and interest, respectively, due on this note.

September 2025 Note

On September 25, 2025, pursuant to that certain Securities Purchase Agreement between the Company and ClearThink, the Company issued a convertible promissory note to ClearThink in the aggregate principal amount of $330,000 (including OID of $30,000). The Note bears interest at 12%, with guaranteed interest of $39,600, and matures on September 25, 2026. ClearThink received 3,300,000 restricted shares of Common Stock for commitment shares along with an additional 16,500,000 shares of Common Stock which are subject to return as more fully set forth in the Securities Purchase Agreement (Note 10). As of September 30, 2025, the Company received $180,000 towards the Note. The balance due of $150,000 is disclosed as an Other Receivable and was received on October 3, 2025. As of September 30, 2025, there is $330,000 and $39,600 of principal and interest, respectively, due on this note.

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

The Company entered into a Settlement Agreement and Release agreement with Trillium Partners, LP, dated July 31, 2025. Per the terms of the agreement the Company establish a reserve of 55,000,000 shares of common stock to be issued in eleven equal installments of 5,000,000 shares of common each to Trillium. The first 5,000,000 shares of common stock are to be issued on August 6, 2025 with each subsequent issuance of 5,000,000 shares on the 6th day of each month thereafter. The settlement agreement releases the Company from all amounts due to Trillium as of September 30, 2025.

Labrys Fund, LP

On July 1, 2025, pursuant to that certain Securities Purchase Agreement between the Company and Labrys Fund, LP (“Labrys”), the Company issued a convertible promissory note to Labrys in the aggregate principal amount of $238,000 (including OID of $25,500). The Note bears interest at 10%, with guaranteed interest of $23,800, and matures on July 1, 2026. Labrys received 3,500,000 restricted shares of Common Stock for commitment shares. As of September 30, 2025, there is $238,000 and $23,800 of principal and interest, respectively, due on this note.

CFI Capital LLC

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

Commitment shares, which are subject to return as more fully set forth in the Securities Purchase Agreement, are valued at the closing stock price on the effective date from which the relative fair value for each loan is calculated. The value of the shares is accounted for as debt discount and temporary equity.

The Company deducts the total value of all discounts (OID, value of warrants, discount for derivative) from the calculated derivative liability with any difference accounted for as a loss on debt issuance.

The following table summarizes the convertible notes outstanding as of September 30, 2025:

Note Holder	Date	Maturity Date	Interest	Default Interest	Balance December 31, 2024	Additions	Repayments, Conversions & Settlements	September 30, 2025
Walleye Opportunities Fund	2/21/2023	12/1/2024	5%	15%	545,395	—	—	545,395
Walleye Opportunities Fund	4/10/2023	4/10/2024	5%	15%	1,875,000	—	—	1,875,000
Walleye Opportunities Fund	5/26/2023	5/26/2024	5%	15%	2,142,857	—	—	2,142,857
GS Capital Partners	10/26/2023	7/26/2024	12%	15%	25,000	—	(25,000)	—
Trillium Partners LP	2/22/2024	1/15/2025	10%	15%	463,215	—	(463,215)	—
Walleye Opportunities Fund	3/25/2024	12/1/2024	5%	20%	833,333	—	—	833,333
ClearThink Capital Partners	5/24/2024	1/24/2025	12%	15%	110,000	—	(110,000)	—
Coventry Enterprises, LLC	6/14/2024	5/15/2025	10%	15%	90,000	—	(90,000)	—
GS Capital Partners	10/2/2024	12/2/2024	10%	22%	82,500	—	(82,500)	—
ClearThink Capital Partners	10/2/2024	12/2/2024	10%	22%	82,500	—	(82,500)	—
ClearThink Capital Partners	5/13/2025	2/13/2026	12%	24%	—	137,500	—	137,500
GS Capital Partners	5/13/2025	2/13/2026	12%	24%	—	137,500	—	137,500
Coventry Enterprises, LLC	5/27/2025	5/27/2026	10%	22%	—	300,000	(33,000)	267,000
Labrys Fund II, LP	7/1/2025	7/1/2026	10%	22%	—	238,000		238,000
CFI Capital	7/7/2025	7/17/2026	6%	6%	—	150,000		150,000
GS Capital Partners	8/29/2025	8/29/2026	12%	24%	—	330,000		330,000
ClearThink Capital Partners	9/25/2025	9/25/2026	12%	24%	—	330,000		330,000
Total					$6,249,800	$1,623,000	$(886,215)	$6,986,585
Less debt discount					$(205,675)			(737,160)
Convertible notes payable, net					$6,044,125			$6,249,425

Total interest accrued on the above convertible notes was $1,511,835 and $801,979 as of September 30, 2025 and December 31, 2024, respectively.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	$598,306
Increase to derivative due to new issuances and/or modification of conversion terms	1,614,002
Decrease to derivative due to mark to market	(144,687)
Balance at December 31, 2024	2,067,621
Decrease to derivative due to conversions	(57,711)
Increase to derivative due to new issuances	147,696
Decrease to derivative due to mark to market	(1,062,846)
Balance at September 30, 2025	$1,094,760

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

The credit extension of $11,823,900 as of September 30, 2025, is presented on the balance sheet net of debt discount of $72,886.

The initial credit extension of $5,000,000 is presented on the balance sheet net of debt discount of $260,311, as of December 31, 2024.

NOTE 8 — REVENUE SHARE PURCHASE AGREEMENTS

During the nine months ended September 30, 2025, the Company entered into Revenue Purchase Agreements with five separate accredited investors. Pursuant to the terms of the agreements the Company has agreed to sell a continuing interest in the revenue it generates. The total purchase price under the five agreements is $500,000, less $10,000 in total for fees, which has been recorded as a debt discount, to be amortized over the term of the agreement. As an added inducement for entering into the Revenue Purchase Agreements, the Company issued a total of 2,500,000 shares of common stock to the investors as commitment shares. The fair value of the shares was determined using the closing stock price on the grant date and was allocated against the consideration received.

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

During the three months ending September 30, 2025, an additional 10% of the principal balance was added to each investor’s purchased amount. Per the terms of the agreements if early payoff (within one month) did not occur, 10% of the original purchase price is added to each investor’s purchased amount. An additional $70,000 has been recorded as a debt discount, to be amortized over the term of the agreements.

NOTE 9 — RELATED PARTY TRANSACTIONS

Daniel Bates, CEO

On February 21, 2021, the Company amended the employment agreement with Daniel Bates, CEO. The amendment extended the term of his agreement from three years commencing May 27, 2020, to expire on May 27, 2025.  As of September 30, 2025, a new agreement has not been finalized. Until such time Mr. Bates will continue to serve as CEO under the same terms.

As of September 30, 2025 and December 31, 2024, the Company owed Mr. Bates $239,000 and $236,000, respectively, for accrued compensation.

Rachel Boulds, CFO

The Company entered into a consulting agreement with Rachel Boulds, effective as of May 1, 2021, to serve as part-time Chief Financial Officer for compensation of $5,000 per month, which increased to $7,500 in June 2023. As of September 30, 2025 and December 31, 2024, the Company owed Ms. Boulds $0 and $0, respectively, for accrued compensation.

Daniel Harris, Chief Revenue Officer

As of September 30, 2025 and December 31, 2024, the Company owed Mr. Harris $37,500 and $37,500 , respectively, for accrued compensation.

Michael Dorsey, Director

During the nine months ended September 30, 2025 and 2024, the Company paid Mr. Dorsey, $0 and $9,000, respectively, for director fees. As of September 30, 2025 and December 31, 2024, the Company owed Mr. Dorsey, $13,500 and $0, respectively, for director fees.

Greg Boehmer, Director

During the nine months ended September 30, 2025 and 2024, the Company paid Mr. Boehmer, $0 and $9,000, respectively, for director fees. As of September 30, 2025 and December 31, 2024, the Company owed Mr. Boehmer, $13,500 and $0, respectively, for director fees.  In addition, the Company owes Mr. Boehmer $18,000 and $15,000, for consulting services as of September 30, 2025 and December 31, 2024, respectively.

Bart Fisher, Director

During the nine months ended September 30, 2025 and 2024, the Company paid Mr. Fisher, $0 and $9,000, respectively, for director fees and owes $13,500 as of September 30, 2025.

Green Invest Solutions Ltd.

During September 2023, a $70,000 note was issued to Green Invest Solutions Ltd. which is managed by the same individuals as Clean-Seas Morocco. The loan is considered to be short-term and does not accrue interest.

Management of Clean-Seas Morocco

On occasion, management of Clean-Seas Morocco provides funds to the company for general operations. As of September 30, 2025 and December 31, 2024, $819,220 and $693,495 was due to management, respectively. There are no agreements, and no interest rates applied.

Note Payable

Pursuant to the Morocco Purchase Agreement, Clean-Seas paid an aggregate purchase price of $6,500,000 for the Morocco Acquisition, of which (i) $2,000,000 was paid on the Morocco Closing Date and (ii) the remaining $4,500,000 is to be paid to Ecosynergie Group over a period of ten (10) months from the Morocco Closing Date. During the year ended December 31, 2024, the Company paid $200,000 towards the balance due. During the nine months ended September 30, 2025 the Company paid an additional $35,000 towards the balance due, for a balance due as of September 30, 2025, of $4,265,000.

On March 11, 2025, the Company issued a Promissory Note to Dan Bates, CEO, for $100,000. The note bears interest at 8% and matures on March 11, 2026. Accrued interest as of September 30, 2025 is $4,449.

On March 26, 2025, the Company issued a Promissory Note to Dan Bates, CEO, for $250,000. The note bears interest at 8% and matures on March 26, 2026. Accrued interest as of September 30, 2025 is $10,301.

On August 12, 2025, the Company issued a Promissory Note to Dan Bates, CEO, for $100,000. The note bears interest at 8% and matures on August 12, 2026. Accrued interest as of September 30, 2025 is $1,074.

On August 27, 2025, the Company issued a Promissory Note to Dan Bates, CEO, for $100,000. The note bears interest at 8% and matures on August 27, 2026. Accrued interest as of September 30, 2025 is $745.

Related Party Revenue

For the nine months ended September 30, 2025, our operations in Morocco generated all of the revenue from a party under control of the management of Clean-Seas Morocco.

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

During the three months ended June 30, 2025, the Company issued 2,500,000 shares of common stock for commitment shares pursuant to the terms of The Revenue Share Agreements (see Note 8).

During the three months ended September 30, 2025, GS Capital converted $82,500 and $13,982 of principal and interest, respectively, into 9,699,729 shares of common stock.

On July 1, 2025, the Company issued 3,500,000 restricted shares of Common Stock for commitment shares to Labrys Fund, LP pursuant to the terms of promissory note dated July 1, 2025.

On August 29, 2025, the Company issued 3,300,000 restricted shares of Common Stock to GS Capital Partners for commitment shares pursuant to the terms of promissory notes that were issued on August 29, 2025.

On September 26, 2025, the Company issued 3,300,000 restricted shares of Common Stock to ClearThink for commitment shares pursuant to the terms of promissory notes that were issued on September 26, 2025.

The Company entered into a Settlement Agreement and Release agreement with Trillium Partners, LP, dated July 31, 2025. Per the terms of the agreement the Company establish a reserve of 55,000,000 shares of common stock to be issued in eleven equal installments of 5,000,000 shares of common each to Trillium. The first 5,000,000 shares of common stock are to be issued on August 6, 2025 with each subsequent issuance of 5,000,000 shares on the 6th day of each month thereafter. During the quarter ended September 30, 2025, the Company issued 10,000,000 shares of common stock and accounted for the remaining 45,000,000 shares as shares to be issued.

NOTE 11 – TEMPORARY EQUITY

On August 29, 2025, the Company issued 16,500,000 restricted shares of Common Stock to GS Capital which are subject to return as more fully set forth in the Securities Purchase Agreement, dated August 29, 2025.

On September 26, 2025, the Company issued 16,500,000 restricted shares of Common Stock to ClearThink which are subject to return as more fully set forth in the Securities Purchase Agreement, dated September 26, 2025.

Commitment shares, which are subject to return as more fully set forth in the Securities Purchase Agreement, are valued at the closing stock price on the effective date from which the relative fair value for each loan is calculated. The value of the shares is accounted for as debt discount and temporary equity. Total temporary equity as of September 30, 2025, is $278,884.

NOTE 12 — PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock at $0.001 par value per share with the following designations.

Series A Redeemable Preferred Stock

On September 21, 2020, the Company created a series of Preferred Stock designating 2,000,000 shares as Series A Redeemable Preferred Stock ranks senior to the Company’s Common Stock upon the liquidation, dissolution or winding up of the Company. The Series A Preferred Stock does not bear a dividend or have voting rights and is not convertible into shares of our Common Stock. There are no Series A shares issued and outstanding as of September 30, 2025 and December 31, 2024.

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

Series D Preferred Stock

Pursuant to the KBI Agreement (Note 8), on July 22, 2025, the Company filed with the Secretary of State of the State of Nevada, a Certificate of Designation of Series D Convertible Preferred Stock establishing the voting powers, designations, preferences, limitations, restrictions and relative rights of the Series D Convertible Preferred Shares (the “Series D COD”). The Series D COD authorizes 500,000 shares of Series D Preferred Stock, which shares are convertible into shares of Common Stock at a price of $0.10 per share, meaning one share of Series D Preferred Stock converts into 10 shares of Common Stock, at the option of the holder thereof (the “Series D Conversion Price”). The Series D Conversion Price shall not be adjusted for stock splits, stock dividends, recapitalizations, or similar events. Additionally, the holder of Series D Preferred Stock shall not be entitled to convert any portion of its Series D Preferred Stock into shares of Common Stock to the extent that such conversion would result in the holder beneficially owning in excess of 4.99% of the then outstanding Common Stock. There are no Series D shares issued and outstanding as of September 30, 2025 and December 31, 2024.

NOTE 13 – CLEAN SEAS WEST VIRGINIA EQUITY

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

Pursuant to the terms and provisions of that certain Purchase Agreement entered into effective as of September 5, 2025 between Clean-Seas WV and an accredited investor, Clean-Seas WV issued and sold 34,014 shares of WV Common Stock to the investor in exchange for an aggregate purchase price of $50,000.58. Pursuant to the Purchase Agreement, the investor will also be also issued 50,000 shares of Parent Common Stock and also became a minority shareholder of Clean-Seas WV pursuant to that certain WV Shareholders Agreement.

NOTE 14 — WARRANTS

A summary of the Company’s outstanding warrants as of September 30, 2025 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2023	116,954,802	$0.037	4.25	$345,500
Issued	163,778,028	$0.03	5
Cancelled	—	$—	—
Exercised	(2,181,818)	$—	—
Outstanding, December 31, 2024	278,541,012	$0.034	3.44	$—
Issued	—	$—	—
Expired	(6,858,182)	$—	—
Exercised	—	$—	—
Outstanding, September 30, 2025	271,682,830	$0.036	2.41	$—

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

Effective May 2, 2025, the United Stated District Court of Nevada filed an Order Dismissing the case. The Company reversed the potential settlement liability of $145,967, recognizing the gain in Q1 2025. On July 31, 2005, the Company entered into a Settlement Agreement and Release Agreement with Trillium, whereby the Company established a reserve of 55,000,000 shares of common stock to be issued in eleven equal installments of 5,000,000 shares of common stock each to Trillium. The first 5,000,000 shares of common stock are to be issued on August 6, 2025, with each subsequent issuance of 5,000,000 shares on the 6th day of each month thereafter. The settlement agreement releases the Company from all amounts due to Trillium as of September 30, 2025.

Borders Consulting LLC

On July 21, 2025, Borders Consulting, LLC (“Borders Consulting”) filed a complaint against the Company seeking $200,000 in damages for an alleged business dispute. On October 2, 2025, the Company and Borders Consulting entered into a Settlement Agreement whereby the Company agreed to pay $75,000 to settle all matters. The initial installment of $10,000 is due on the effective date with subsequent payments of $5,000 due each month until paid in full.

NOTE 16 – OPERATING LEASES

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

Schedule of assets and operating lease liabilities
Asset	Balance Sheet Classification	September 30, 2025	December 31, 2024
Operating lease assets	Right of use assets	$1,730,604	$45,467
Total lease assets		$1,730,604	$45,467

Liability
Operating lease liability – current portion	Current operating lease liability	$116,241	$11,814
Operating lease liability – noncurrent portion	Long-term operating lease liability	1,581,927	31,353
Total lease liability		$1,698,168	$43,167

Lease obligations at September 30, 2025 consisted of the following:

For the year ended December 31:
2025	$53,520
2026	220,749
2027	227,842
2028	223,531
2029	232,472
Thereafter	1,356,952
Total payments	$2,315,066
Amount representing interest	$(616,898)
Lease obligation, net	1,698,168
Less current portion	(116,241)
Lease obligations – long term	$1,581,927

Lease expense for the nine months ended September 30, 2025 for the auto and property lease, was $17,197 and $156,739, respectively.

NOTE 17 - SEGMENT REPORTING

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

NOTE 18 — DISCONTINUED OPERATIONS

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the liabilities of the discontinued operations in the consolidated balance sheets. The liabilities have been reflected as discontinued operations in the consolidated balance sheets as of September 30, 2025 and December 31, 2024 , and consist of the following:

	September 30, 2025	December 31, 2024
Current Liabilities of Discontinued Operations:
Accounts payable	$49,159	$49,159
Accrued expenses	6,923	6,923
Loans payable	11,011	11,011
Total Current Liabilities of Discontinued Operations:	$67,093	$67,093

NOTE 19 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date of filing and has determined that it has the following material subsequent events to disclose in these unaudited consolidated financial statements.

On October 30, 2025, the Company issued a promissory note to Coventry Enterprises, LLC in the aggregate principal amount of $330,000. The Note contains guaranteed interest in the amount of $33,000, with the Principal and Interest due and payable in nine equal monthly payments in the amount of $40,333 commencing on February 28, 2026 and continuing on the 28th day of each month thereafter until paid in full by not later than October 31, 2026. Coventry received 15,000,000 restricted shares of Common Stock for commitment shares along with an additional 10,000,000 shares of Common Stock which are subject to return as more fully set forth in the Securities Purchase Agreement.

In addition, Coventry and the Company entered into a Common Stock Purchase Agreement, whereby Coventry may purchase up to $5,000,000 of common stock.

Subsequent to September 30, 2025, the Company issued 15,000,000 shares of common stock pursuant to the terms of the previously disclosed Settlement Agreement.

Subsequent to September 30, 2025, the Company issued 9,000,000 shares of common stock for services.

Subsequent to September 30, 2025, the Company issued 2,128,000 shares of common stock for the exercise of warrants as of September 30, 2025.

On October 8, the Company issued 3,300,000 restricted shares of Common Stock to GS Capital for commitment shares along with an additional 16,500,000 shares of Common Stock pursuant to the August 29, 2025, Securities Purchase Agreement.

On October 2, 2025, the Company and Borders Consulting entered into a Settlement Agreement whereby the Company agreed to pay $75,000 to settle all matters. The initial installment of $10,000 is due on the effective date with subsequent payments of $5,000 due each month until paid in full.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenue

For the three months ended September 30, 2025 and 2024, the Company recognized revenue of $62,064  and $34,799, respectively from our subsidiary Clean-Seas Morocco, an increase of $27,265 or 78.3%. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco. The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Consulting Expense

For the three months ended September 30, 2025 and 2024, we had consulting expenses of $202,445 and $230,819, respectively, a decrease of $28,374 or 12.3%. The decrease is due to fewer high fee consultants used in the current period compared to the prior period.

Advertising and Promotion Expense

For the three months ended September 30, 2025 and 2024, we had advertising and promotion expenses of $45,023  and $30,109, respectively, an increase of $14,914 or 49.5%. The Company has been actively increasing its marketing activities in 2025.

Development Expense

For the three months ended September 30, 2025 and 2024 we had development expenses of $8,800 and $172,523, respectively, a decrease of $163,723 or 94.9%. Development expenses are related to the PCN facility in West Virginia as activity is now focused on preparing the facility for production. In the current period expenses related to the development of the facility are being categorized more specifically to better track expenses.

Professional Fees

For the three months ended September 30, 2025 and 2024, we had professional fees of $51,072 and $36,399, respectively, an increase of $14,673 or 40.3%. Professional fees consist mainly of audit and legal fees. The increase in the current period is due to additional legal fees.

Payroll Expense

For the three months ended September 30, 2025 and 2024, we had payroll expenses of $350,107 and $337,378, respectively, an increase of $12,729 or 3.8%.  Our payroll has stayed consistent as we have not hired any new employees.

Director Fees

For the three months ended September 30, 2025 and 2024, we had director fees of $13,500 and $23,500, a decrease of $10,000 or 42.6%.

General and Administrative Expenses

For the three months ended September 30, 2025 and 2024, we had G&A expenses of $597,647 and $127,125, respectively, an increase of $470,522 or 370.1%. Some of our larger expenses and reasons for the increase in G&A expense in the current period is approximately $207,000 used by Clean Seas UK, $50,000 of rent expense for West Virginia, supplies and maintenance expense for West Virgina of $17,000. There was also an increase of G&A expense for Clean Seas Morocco.

Other Income and Expense

For the three months ended September 30, 2025 and 2024, we had total other expenses of $649,858 compared to $673,746, respectively. In the current period we recognized $893,445 of interest expense, of which $245,135 was amortization of debt discount, a gain in the change in fair value of derivative of $616,278, a loss on the issuance of debt of $28,496 and settlement expense $346,695. We had $2,500 of other income. For the three months ended September 30, 2024, we recognized $604,056 of interest expense, of which $529,041 was amortization of debt discount, a gain in the change in fair value of derivative of $114,413, a gain on the conversion of debt of $35,698 and penalty expense for default on a convertible note of $219,801.

Net Loss

Net loss for the three months ended September 30, 2025 was $1,825,597 (after deducting $40,031 for the non-controlling interest). Net loss for the three months ended September 30, 2024, was $1,552,709 (after deducting $46,240 for the non-controlling interest).

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenue

For the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $125,201 and $107,946, respectively from our subsidiary Clean-Seas Morocco, an increase of $17,255 or 16%. Revenue from operations is generated from the processing of plastic waste material ("feedstock") at our plant in Agadir, Morocco. The plastic feedstock is put through a pyrolysis system which applies pressure and heat, in the absence of oxygen (no incineration), converting the plastic back to its petroleum form. The revenue was generated from selling the output product, "pyrolysis oil," to a local oil and gas wholesaler in Morocco, called the "off-taker". We receive the plastic feedstock in Agadir at $0 cost, but variable expenses include labor, land lease, and overhead such as insurance.

Consulting Expense

For the nine months ended September 30, 2025 and 2024, we had consulting expenses of $1,074,848 and $837,764, respectively, an increase of $237,084 or 28.3%. In the current period we have hired more consultants related to the work being done with Clean Seas West Virginia. We also issued shares of common stock for total non-cash consulting expenses of $494,450.

Advertising and Promotion Expense

For the nine months ended September 30, 2025 and 2024, we had advertising and promotion expenses of $164,776 and $90,825, respectively, an increase of $73,951 or 81.4%. The Company has been actively increasing its marketing activities in 2025.

Development Expense

For the nine months ended September 30, 2025 and 2024 we had development expenses of $41,663 and $221,896, respectively, a decrease of $180,233 or 81.2%. Development expenses are related to the PCN facility in West Virginia as activity is now focused on preparing the facility for production. In the current period expenses related to the development of the facility are being categorized more specifically to better track expenses.

Professional Fees

For the nine months ended September 30, 2025 and 2024, we had professional fees of $390,618 and $359,049, respectively, an increase of $31,569 or 8.8%. In the current period we incurred approximately $86,000 of audit fee and $277,000 in legal fees, which increased over the prior period.

Payroll Expense

For the nine months ended September 30, 2025 and 2024, we had payroll expenses of $1,094,062 and $967,816, respectively, an increase of $126,246 or 13%. In the prior period we hired a new employee in April 2024 so only incurred that expense for two and a half months as opposed to the full nine months in 2025. Clean Seas Morocco also has a payroll increase in the current period.

Director Fees

For the nine months ended September 30, 2025 and 2024, we had director fees of $40,500 and $65,492, a decrease of $24,992 or 38.2%. In the prior period we paid fees to an additional member who’s fees are no longer being accounted for as Direcor fees.

General and Administrative Expenses

For the nine months ended September 30, 2025 and 2024, we had G&A expenses of $1,474,349 and $789,589, respectively, an increase of $684,760 or 86.7%. Some of our larger expenses and reasons for the increase in G&A expense in the current period is approximately $559,000 used by Clean Seas UK (a $493,000 increase over the prior period), $157,000 of rent expense for West Virginia (which we did not have in the prior period), supplies and maintenance expense for West Virgina of $58,000 ($55,000 increase over the prior period). There was also an increase of G&A expense for Clean Seas Morocco.

Other Income and Expense

For the nine months ended September 30, 2025 and 2024, we had total other expense of $1,458,834  compared to total other expense of $2,469,528, respectively. In the current period we recognized $2,260,890  of interest expense, of which $617,862 was amortization of debt discount, a gain in the change in fair value of derivative of $1,062,846, a loss on the conversion of debt of $96,962, settlement expense of $346,695 and penalty expense for default on a convertible note of $55,000. We also had gains of $230,875 for the extinguishment of debt and $3,585 of other income. For the nine months ended September 30, 2024, we recognized $2,970,618 of interest expense, of which $2,637,053 was amortization of debt discount, a loss of $357,140 for the issuance of convertible debt, a gain in the change in fair value of derivative of $825,903, a gain on the extinguishment of debt of $216,430. We also had penalty expense for default on a convertible note of $219,801.

Net Loss

Net loss for the nine months ended September 30, 2025 was $5,476,637  (after deducting $157,113 for the non-controlling interest). Net loss for the nine months ended September 30, 2024, was $5,538,238 (after deducting $167,039 for the non-controlling interest), an increase of only $61,601 or 1.1%.

Liquidity and Capital Resources

Cash Flow from Operating Activities

During the nine months ended September 30, 2025 and 2024, we used $5,640,932 and $1,512,095 of cash in operating activities, respectively. During the current period, we incurred a net loss of $5,633,750, adjusted by $456,498 for non-cash items and $463,680 in adjustments for changes in assets and liabilities. In the prior period we incurred a net loss of $5,705,277 adjusted by $2,555,420 for non-cash items and $1,637,762 in adjustments for changes in assets and liabilities.

Cash Flow from Investing Activities

During the nine months ended September 30, 2025, we used $3,307,895 for the purchase of property and equipment and had a decrease in our trading securities of $512. Most of the funds used were for the purchase of equipment and leasehold improvements in West Virginia. During the nine months ended September 30, 2024, we used $178,478 for the purchase of property and equipment.

Cash Flow from Financing Activities

During the nine months ended September 30, 2025, we had net cash received of $9,702,122 from financing activity. Our cash overdraft in Morocco increased $98,271. We received $550,000 of proceeds from notes payable issued to our CEO, $1,265,450 from the issuance of convertible notes, $777,659 proceeds from other notes payable, $6,823,900 from our commercial loan and $21,840 from the exercise of warrants. We also received $200,002 through the sales of shares in Clean Seas West Virginia, and we repaid $35,000 of a related party loan. During the nine months ended September 30, 2024, we had net cash received of $1,343,697. We received $1,358,500 proceeds from convertible notes, $200,000 proceeds from the sale of Common Stock, $42,152 from other notes payable. Cash received was offset by repayment of $314,285 of a convertible note payable and a cash overdraft of $57,330.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established a source of revenue sufficient to cover its operating costs, had an accumulated deficit of $54,311,732 at September 30, 2025, and had a net loss of $5,633,750 for the nine months ended September 30, 2025. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Capital Raising Transactions

Proceeds from Notes Payable – Related Party

We generated net proceeds of $550,000 from the issuance of notes payable to our CEO during the nine months ended September 30, 2025.

Other outstanding obligations at September 30, 2025

Convertible Notes Payable

The Company has convertible promissory notes aggregating $6,836,585 (not including debt discounts) outstanding at September 30, 2025. The accrued interest amounted to approximately $1,511,835 as of September 30, 2025. The convertible notes payable bear interest at rates ranging between 5% and 24% per annum.

Revenue Share Agreements

The Company has revenue shares agreements totaling $770,000 (not including debt discounts) outstanding at September 30, 2025.

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

The credit extension of $11,823,900 as of September 30, 2025, is presented on the balance sheet net of debt discount of $72,886.

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the nine months ended September 30, 2025, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2024, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

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

Effective May 2, 2025, the United Stated District Court of Nevada filed an Order Dismissing the case. The Company reversed the potential settlement liability of $145,967, recognizing the gain in Q1 2025. On July 31, 2005, the Company entered into a Settlement Agreement and Release Agreement with Trillium, whereby the Company established a reserve of 55,000,000 shares of common stock to be issued in eleven equal installments of 5,000,000 shares of common stock each to Trillium. The first 5,000,000 shares of common stock are to be issued on August 6, 2025, with each subsequent issuance of 5,000,000 shares on the 6th day of each month thereafter. The settlement agreement releases the Company from all amounts due to Trillium as of September 30, 2025.

Borders Consulting LLC

On July 21, 2025, Borders Consulting, LLC (“Borders Consulting”) filed a complaint against the Company seeking $200,000 in damages for an alleged business dispute. On October 2, 2025, the Company and Borders Consulting entered into a Settlement Agreement whereby the Company agreed to pay $75,000 to settle all matters. The initial installment of $10,000 is due on the effective date with subsequent payments of $5,000 due each month until paid in full.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, GS Capital converted $82,500 and $13,982 of principal and interest, respectively, into 9,699,729 shares of common stock.

On July 1, 2025, the Company issued 3,500,000 restricted shares of Common Stock for commitment shares to Labrys Fund, LP pursuant to the terms of promissory note dated July 1, 2025.

On September 26, 2025, the Company issued 3,300,000 restricted shares of Common Stock to ClearThink for commitment shares along with an additional 16,500,000 shares of Common Stock which are subject to return as more fully set forth in the Securities Purchase Agreement.

The Company entered into a Settlement Agreement and Release agreement with Trillium Partners, LP, dated July 31, 2025. Per the terms of the agreement the Company establish a reserve of 55,000,000 shares of common stock to be issued in eleven equal installments of 5,000,000 shares of common each to Trillium. The first 5,000,000 shares of common stock are to be issued on August 6, 2025 with each subsequent issuance of 5,000,000 shares on the 6th day of each month thereafter. During the quarter ended September 30, 2025, the Company issued 10,000,000 shares of common stock and accounted for the remaining 45,000,000 shares as shares to be issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws effective March 4, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2024)
4.1	Convertible Amortization Note Issued on February 12, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
4.2	Promissory Note dated February 15, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024)
4.3	Senior Convertible Note dated March 25, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.4	Warrant to Purchase Common Stock dated March 25, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.5	Amended and Restated Senior Convertible Note dated March 25, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.6	Amended and Restated Warrant to Purchase Common Stock dated March 25, 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.7	Convertible Promissory Note issued to Daniel Bates, dated August 12, 2025
4.8	Convertible Promissory Note issued to Daniel Bates, dated August 27, 2025
10.1	Securities Purchase Agreement by and between the Company and Fred Sexton effective January 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 23, 2024)
10.2	Securities Purchase Agreement by and between the Company and Clearthink Capital Partners, LLC dated February 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
10.3	STRATA Purchase Agreement by and between the Company and Clearthink Capital Partners, LLC dated February 12, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024)
10.4	Securities Purchase Agreement by and between the Company and Trillium Partners L. dated February 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024)
10.5	Securities Purchase Agreement dated March 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
10.6	Registration Rights Agreement dated March 25, 2024 ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
10.7	Securities Purchase Agreement between the Company and Labrys II, dated July 1, 2025
10.8	Securities Purchase Agreement between the Company and CFI Capital LLC, dated July 17, 2025
10.9	Securities Purchase Agreement between the Company and GS Capital Partners, LLC, dated August 29, 2025
10.10	Securities Purchase Agreement between the Company and Clearthink Capital Partners LLC, dated September 25, 2025
10.11	Promissory Note between the Company and Coventry Enterprises, LLC, dated October 30, 2025
10.12	Common Stock purchase Agreement between the Company and Coventry Enterprises, LLC, dated October 30, 2025
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2025	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)